Form 10-K
period 2019-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2019-09-27
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which registered
Common Shares without par value Preferred Share Purchase Rights	SSY -	NYSE American, LLC -

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At the close of business on September 26, 2019, there were 6,986,855 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2018 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $4,884,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 11, 2019, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2019.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout the notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Hospital and nursing home, pharmacy operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•	general economic and business conditions in the U.S., both nationwide and in the states in which we operate;
•

increases in uninsured and/or underinsured patients due to unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance and drug coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, nursing home, and pharmacy businesses;
•	demographic changes in areas where we operate;
•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing healthcare and pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and
•	Fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;
•	timeliness and amount of reimbursement payments received under government programs;
•	changes in interest rates under lending agreements and other indebtedness;
•	the ability or inability to refinance or pay principal on existing indebtedness and existing or potential defaults under existing indebtedness;
•	restrictions imposed by existing or future lending agreements or other indebtedness;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary and other liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
•

the impact on hospital, clinic and nursing home services of the treatment of patients in alternative or lower acuity healthcare settings, such as with drug therapy or in surgery centers, and urgent care centers, retirement homes or at home;

•	changes in medical and other technology;
•	changes in estimates of self-insurance claims and reserves;
•	changes in prices of materials and services utilized in our Healthcare Services and Pharmacy segments;
•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;

•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;
•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware;
•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment; and
•	the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors.

Liabilities, Claims, Obligations and Other Matters

•

claims under leases, guarantees, disposition agreements, and other obligations relating to asset sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries;

•	potential adverse consequences of known and unknown government investigations;
•	claims for product and environmental liabilities from continuing and discontinued operations;
•	professional, general, and other claims which may be asserted against us; and
•	natural disasters and weather-related events such as tornados, earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;
•	Federal and state insurance exchanges and their rules relating to reimbursement terms;
•	the decision by Mississippi (where we operate our remaining hospital and nursing home) to not expand Medicaid;
•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;
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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84- bed community hospital and a 66- bed nursing home in Mississippi, an IT service company based in Georgia, and a healthcare facility which is partially leased to a third parties. Our Pharmacy segment subsidiary owns and operates a pharmacy business in Louisiana with four service lines.

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

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, including tender offers completed in February and December 2017, a private purchase and open market repurchases of its common shares in December 2018, and to make improvements to its Healthcare Services and Pharmacy businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to, among other things, prepay debts, return capital to shareholders, including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services, Pharmacy or other businesses, and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain facilities in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform.

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

•

A subsidiary which owns a medical office building and approximately four (4) acres of land in Clanton, Alabama. A portion of the medical office building is currently rented to two separate third parties.

•	A subsidiary which owns approximately twelve (12) acres of unimproved land in Fulton, Missouri.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary, SunLink Health Systems Technology (SHS Technology), which provides information technology services (IT) to outside customers and to SunLink subsidiaries.

Pharmacy

The Pharmacy segment is composed of four operational areas:

•	Retail pharmacy products and services, consisting of two retail pharmacy operations conducted in rural markets at two locations in Louisiana;
•

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, assisted living facilities, behavioral and specialty hospitals, hospice, and correctional facilities;

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

Trace receives payments for patient care from Federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, that provides hospital and nursing home benefits to qualifying individuals who are unable to afford care. Trace is certified as a healthcare services provider for persons covered by Medicare and Medicaid programs. TriCare is a federal program for the healthcare of certain U.S. military personnel and their dependents. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Patients generally are not responsible for any difference between established charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations (“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or other third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of our facilities. for the services provided. Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges. See “Item 1. Business—Government Reimbursement Programs—Hospitals—Medicare/Medicaid Reimbursement”.

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in nursing homes is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (‘CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC’s recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in the state in which we operate a nursing home also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the hospital or nursing home operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Management Teams

Each of our businesses is managed by a subsidiary officer who is supported by other professional personnel as needed, including, but not limited to, a state-licensed nursing home administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, licensed pharmacists, licensed pharmacy technicians, IT staff, and business office managers. Staff size and composition vary depending on the size and occupancy or volume of activity of each businesses, the types of services provided and the acuity level of the patients and residents. The nursing home contracts with physicians who provide medical director services and serve on performance improvement committees. Our businesses purchase certain services including information systems from an affiliate and obtain certain services such as legal, finance, accounting, purchasing, human resources and facilities management support, from vendors recommended by SunLink.

Quality Assurance

Quality of care and services is monitored and enhanced by our clinical operations personnel, as well as family satisfaction surveys. The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), passed on October 6, 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post acute-care providers (“PACs”), including skilled nursing facilities.

Trace implements quality assurance procedures to monitor the level and quality of care provided to patients and has a medical director who supervises and is responsible for the quality of medical care so provided, as well as a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the facility. The medical advisory committee also reviews the quality of the logistical, medical and technological support provided to the physicians. Trace periodically conducts surveys of their patients, either during their stay or subsequently, to identify potential areas of improvement. Trace is accredited by The Joint Commission (“JCAHO”).

Our pharmacy business maintains quality assurance procedures under the direction of licensed pharmacists-in-charge (“PIC”) including, among other procedures, regular inventories and reconciliations of drugs by a PIC who is supported by pharmacy technicians.

Competition

Among the factors which we believe influence patient and customer selection in our healthcare businesses are the appearance and functionality of the facilities; the quality and demeanor of professional staff, physicians and pharmacists; and the participation of our businesses in plans which pay all or a portion of the patient’s bill. Such factors are influenced heavily by the quality and scope of services, strength of referral networks, location and the price of services.

Trace competes with similar senior care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our Healthcare Services facilities also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services that we may not offer at our nursing home. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents. Our Floy Dyer Nursing Home is located adjacent to our Trace Regional Hospital.

Our Carmichael’s Pharmacy competes with retail and institutional pharmacies, home health providers, and DME providers, including national chains with vastly more resources and larger distribution systems than our, as well as with local pharmacies with strong reputations with the community.  We compete primarily on the basis of location, service, participation in pharmacy reimbursement and benefit plans, and reputation. Our retail pharmacy business seeks to provide non-pharmacy items such as snacks, gifts and merchandise to customers who visit our pharmacy, and our local staff are generally long-time community residents known to many of our pharmacy customers.  We believe our personal service approach provides us the ability to compete with larger pharmacy chains which operate larger stores and provide more merchandise offerings.

SHS Technology competes with companies which provide IT hosting, computer hardware, IT software, and IT consulting services to customers, either for fees or in connection with the sale of hardware or software. SHS Technology does not sell hardware or software. SHS Technology’s competitors may have larger staffs and greater resources and be subsidized by hardware or software vendors or related businesses. Price competition for IT services such as SHS Technology provides is intense and some potential customers operate on legacy IT systems which make it difficult to change to systems which SHS Technology is able to support.

Managed Care

Our subsidiaries are affected by their ability to negotiate service contracts with purchasers of group healthcare services. HMOs, PPOs and pharmacy benefit managers attempt to direct and control the use of healthcare products, drugs and services through managed care programs. In addition, employers and traditional health insurers increasingly are seeking to contain costs through negotiations with facilities for managed care programs and discounts from established charges. Generally, facilities compete for service contracts with healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Nevertheless, a significant portion of patients in our hospital and pharmacy communities are covered by managed care or other reimbursement programs, all of which generally pay less than established charges for products and services.

The healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed and healthcare reforms at both the federal and state level generally have created pressure to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for drugs and provider services by private and government payors, have required and in the future may further require changes in our facilities, equipment, personnel, rates and/or services.

Efforts to Control Healthcare Costs

Rural facilities, including Trace, continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of nursing home care. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by upgrading facilities and equipment and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. Currently we expect our facilities will continue to respond to such trends in a similar manner, subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up state exchanges and not to expand Medicaid. During the current administration, various bills have been proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued which modify the ACA. To date, no such bills have been passed by Congress and signed into law and there can be no assurance that any such bills will become law or, if so, the terms thereof.

GOVERNMENT REIMBURSEMENT PROGRAMS

Government Reimbursement Programs—Hospitals

A significant portion of SunLink’s Healthcare Services net revenues are dependent upon reimbursement from Medicare and Medicaid. CMS is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). The federal government generally reviews payment rates under its various programs annually, and changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government which currently begins on October 1 and ends on September 30 of each year.

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

DRG rate increases were 1.3%, 1.85% and 3.1% for FFY 2018, 2019, and 2020, respectively, which includes the following market basket update: FFY 2018 1.35%, FFY 2019 1.35% and FFY 2020 2.7%. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) and the Medicare Access and CHIP Reauthorization Act of 2015 (“MARA”) made a number of changes to the provisions of Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers, to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.20% in FFYs 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, as defined by CMS, effective October 1, 2012.
•	Extension of the Medicare Dependent Hospital Program until September 30, 2022.
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
•

A requirement that any hospital which is not a meaningful electronic health records user will be reduced by 50% of the market basket update in FFY 2018, by 61% of the market basket rate in FFY 2019 and 90% in FFY 2020. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2019, 2018 or 2017.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC group rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2017, the update factor was 1.65%. For calendar year 2018, the update factor was 2.0% and for calendar year 2019, the update factor was 2.0%. For calendar year 2020, the update factor is currently proposed to be 2.7%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. Trace is classified as a disproportionate share hospital as of July 1, 2016. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented less than 1% of our healthcare services net patient service revenues for the years ended June 30, 2019 and 2018.

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

The state in which SunLink currently operates its Healthcare Services hospital and nursing home has implemented initiatives to decrease the Medicaid funds paid to providers. Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital's capital cost allotment.

Medicaid outpatient services are reimbursed with interim rates based on a facility specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population.

If SunLink or our subsidiaries or any of their facilities are found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, SunLink or the applicable subsidiary or facility, could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition or results of operations.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and allows all states to establish programs to contract with RACs by 2011. Currently the state where our subsidiary operates has RAC programs, and our Healthcare Services hospital and nursing home have had requests from the RACs to review claims.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s Healthcare Services facilities have routinely appealed RAC overpayment determinations. Under the RAC program, our Healthcare Services facilities have experienced losses in the aggregate from audit adjustments of approximately $11 and $48 for the fiscal years ended June 30, 2019 and 2018.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will continue to look closely at claims submitted by our Healthcare Service facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of any future RAC audits.

In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The ACA has increased federal funding for the MIC program since FFY 2011. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.

Government Reimbursement Programs—Nursing Homes

Medicare —The Medicare Part A program provides reimbursement for extended-care services furnished to Medicare beneficiaries who are admitted to nursing homes after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by nursing homes. Medicare payments to our nursing home are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

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

In 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit (“Medicare Part D”). Under Medicare Part D, dual-eligible patients have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of our nursing home patients are dual-eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these patients.

On April 1, 2014, the Protecting Access to Medicare Act (“PAMA”) was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing homes beginning October 1, 2018. The initiative focused on a preventable hospital readmission measure to be provided on or before October 1, 2015 and corresponding preventable hospital readmission rates to be provided on or before October 1, 2016. Nursing homes are ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also reduced the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

Effective October 1, 2019, CMS will replace the prospective payment system for skilled nursing facilities, RUG, with a new prospective payment system called Patient-Driven Payment Model (“PDPM”).  PDPM bases payment on resident characteristics rather than on services provided.  Each resident’s reimbursement depends on the summations of five case–mix adjusted components (physical therapy, occupational therapy, speech language pathology, nursing, and nontherapy ancillaries), each with its own case-mix groups; application of a variable per day adjustment schedule, which reduces the daily payment for three of the case-mix categories on a sliding scale; and addition of these sums to the non-case-mix adjusted component. PDPM uses the five-day resident assessment for determining the Medicare rate for the resident’s entire Part A stay, eliminating the RUG requirement for additional assessments on days 14, 30, 60 and 90.  The rule allows a skilled nursing facility (“SNF”) to reclassify a resident after the five-day assessment under an optional Interim Payment Assessment (“IPA”) but CMS has not yet defined criteria for triggering an IPA.

Federal legislation has imposed various limitations and administrative requirements on Medicare reimbursement, including therapy caps, automatic and specific payment reductions, pre-payment manual claim reviews and other efforts to limit reimbursement. CMS also provides periodic reimbursements updates, including market basket updates, which are often reduced by various factors.

Medicaid —Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ in many respects from state to state.

Our nursing home provides Medicaid-covered services consisting of nursing care, room and board, and social services to eligible individuals. In addition, states may, at their option, cover other services such as physical, occupational, and speech therapies, and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may materially increase or decrease the level of program payments to our nursing home. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, Mississippi is experiencing budgetary pressures which have resulted in further reductions to Medicaid payments to our nursing homes.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing home.

In addition, some states (including Mississippi) seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. However, states may not necessarily use these funds to increase payments to nursing home providers. Provider tax plans are subject to approval by the federal government. Although some of these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Nongovernment payments —Although our nursing home seeks to maximize the number of nongovernment payment residents it admits, including those covered under private insurance and managed care health plans, nongovernment payment residents in our nursing home are limited. Nongovernment payment residents typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Government Reimbursement Programs — Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by MMA and, in the future, may be subject to other rules previously implemented by MMA with respect to urban providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in urban areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in urban areas. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries in the competitive bidding areas (“CBAs”). CMS had planned to implement the competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services with the goal of offering beneficiaries access to quality with lower out-of-pocket costs. Prior to January 1, 2016, our Pharmacy segment operations were exempted under the Deficit Reduction Act of

2005 from the proposed competitive acquisition program for DMEPOS. However, on October 31, 2014, the CMS released Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies,” which, in conjunction with Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products previously paid under fee schedules. Under these rules and the resulting expansion plan, CMS applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas currently covered in Rounds One, Two and Round Two Recompete of the Competitive Bidding Program (CBP). An un-weighted average of all of the single payment amounts from the CBAs in each of the eight distinct CBAs was used to determine a regional single payment amount (RSPA) for each covered item in each CBA. From January 1, 2016 to June 30, 2016, reimbursement rates for affected product categories were reduced significantly, based on the sum of 50 percent of the current unadjusted fee schedule amount plus 50 percent of the RSPAs. Then, on July 1, 2016, the reimbursement rates were reduced further too fully implement the bidding-derived rates (i.e., 100% of the adjusted fee schedule amount, based on regional competitive bidding rates). The January 1, 2017 implementation of the 21st Century Cures Act (“Cures Act”), enacted December 13, 2016, among other things, reinstated the January 1, 2016 reimbursement rates for competitive bid items in non-competitive bidding areas retroactively for the applicable July 1, 2016 through December 31, 2016 Medicare claims. Accordingly, the impact of the Cures Act led to increased reimbursement for the Pharmacy segment. This legislation contained no provisions to defer or change reimbursement rates effective as of January 1, 2017 and prospectively thereafter, and it does not include any changes to rates in competitive bidding areas. In addition, all DMEPOS CBP contracts expired on December 31, 2018.  Accordingly, as of January 1, 2019, a temporary gap exists in the entire DMEPOS Competitive Bidding Program that CMS expects will last until December 31, 2020.  On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 2 Recompete and the Round 1 2017 DMEPOS CBP into a single round of competition named Round 2021.  Round 2021 contracts are scheduled to be effective on January 1, 2021 and extend through December 31, 2023. We cannot assure you that our Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future at the current reimbursement rates. The MMA also created a Medicare prescription drug benefit (which began in 2006) and a prescription drug card program. Final rules implementing the portions of the MMA relating to the prescription drug benefit were adopted in 2005.

Under MMA, Medicare Part B, covered drugs and biological products generally are paid based on the average sales price (“ASP”) methodology. The ASP methodology uses quarterly drug pricing data submitted to CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis. Principal products paid under the ASP methodology include certain oncology and renal dialysis drugs. Although, there are exceptions to this general rule which are listed in the latest ASP quarterly change request document and which exceptions generally are paid on a cost basis, such exceptions have not been and are not expected to be material to our operations.

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

Non-government Reimbursement Arrangements—Pharmacy

Major insurance and commercial payors for pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers, such as Walgreens, CVS and Wal-Mart have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with pharmacy benefits managers to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DMEPOS products directly to patients via online ordering and remote fulfillment. These non-government reimbursements arrangements have had a negative effect on our Pharmacy segment. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arrangements will not have an increasingly negative impact on our Pharmacy segment revenues and profitability in the future.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. The state in which a SunLink subsidiary currently operates a hospital and a nursing home (Mississippi) has a CON law that applies to such facility. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. SunLink is unable to predict whether its Healthcare Services subsidiaries’ will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

Utilization Review Compliance and Hospital Governance

Healthcare services are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our subsidiary hospital complies with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether Trace will be able to comply with any new requirements. Trace does not offer an emergency department.

Pharmacy Segment Regulation

Overview

Much like our subsidiaries’ Healthcare Services segment operations, the operations of our Pharmacy segment subsidiary are subject to various federal and state statutes and regulations governing their operations, including laws and regulations with respect to the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross-jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs, as well as the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Pharmacy segment have obtained the permits and/or licenses required to conduct its Pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on its Pharmacy business, and our financial condition or results of operations.

Pharmaceutical Distribution

The Pharmacy subsidiary conducts the operations of our Pharmacy segment. In addition to retail pharmacy walk-in customers, it distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which our Pharmacy segment delivers or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

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

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our subsidiaries’ Healthcare Services and Pharmacy segments operations in order to dispense narcotics and operate pharmacies. All of our subsidiaries are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration (“FDA”), state Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a Healthcare Services or Pharmacy segment operation fails to comply substantially with the numerous federal laws governing such activities, participation in the Medicare and/or Medicaid programs by the applicable subsidiary or even SunLink generally may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments; pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a federal or state health program; fails to report or repay improper or excess payments; or fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Hospitals continue to be one of the primary focus areas of the Office of the Inspector General (“OIG”) of the United States and other governmental fraud and abuse programs and the OIG has issued and periodically updates compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program. Finally, HIPAA established enforcement mechanisms to combat fraud and abuse. These mechanisms include a bounty system, where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

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

The Federal False Claims Act and Similar State Laws

The Federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $5 to $11 for each separate false claim. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud, such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

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

In conjunction with a consortium of rural hospitals, private HIPAA security consultants and HIPAA security officers at each facility, our subsidiaries have performed security assessments and implemented individually tailored plans to apply required or addressable solutions and implemented a set of security policies and procedures. In addition, our subsidiaries developed and adopted an individually tailored comprehensive disaster contingency plan for each facility and presented a HIPAA security training program to all applicable personnel. We believe SunLink and our subsidiaries are in compliance with all aspects of the HIPAA security regulations.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Our Healthcare Services and Pharmacy segments’ operations each have one or more compliance officers and develops remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Each Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 27, 2019, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	70
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	60
Byron D. Finn	President—SunLink ScriptsRx, LLC	69

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

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in both our Healthcare Services and Pharmacy businesses), uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employed physicians, and decreased patient volume at our facilities as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy segment, and by our corporate overhead. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Further deterioration would negatively impact our results of operations and cash flows.

SunLink would require additional debt or equity capital in order to make significant capital investments or expand our operations, and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings (or increase losses), and negatively affect our results of operations and financial position.

SunLink’s operations strategy may require significant capital investments from time to time. Significant capital investments may be required for on-going and planned capital improvements in connection with existing operations and for future acquired operations. SunLink’s ability to make capital investments depends on numerous factors, such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain necessary funds could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries, reduce earnings (or increase losses) and negatively affect our results of operations and financial position.

Indebtedness of one of our subsidiaries which we have guaranteed could be subject to prepayment which could require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could negatively affect our ability to manage our operations and liquidity.

The RDA loan at our Trace subsidiary contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The loan is guaranteed by SunLink. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios. The Company is discussing with the lender a waiver of this non-compliance but a waiver of non-compliance has not been received as of the date of the filing of this report. Since Trace was in non-compliance with these covenants at a measurement date, if the lender were to declare an event of default and accelerate the maturity of the indebtedness, either Trace or SunLink under its guarantee could be required to repay the loan in advance of its maturity which would require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could negatively affect our ability to manage our operations and liquidity. No event of default has been declared by the lender as of the date of the filing of this report nor is such declaration currently anticipated.

Healthcare reform initiatives have resulted in significant changes to the United States healthcare system some of which may adversely affect our business.

Healthcare reform initiatives, including the enactment of the ACA, managed Medicaid initiatives, and commercial managed healthcare programs (including those relating to acute care services, diagnostic procedures and tests, laboratory services, drug formularies, pharmacy dispensing, and other programs) have impacted each of our businesses in some manner. The reforms are very significant and, ultimately, could further change the nature of our services, the methods and amounts of payment for our services, and the underlying regulatory environment.

In general, a primary goal of recurrent efforts at healthcare reform is to reduce the cost to federal and state governments of reimbursement to providers under various governmental programs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third-party payors and our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

SunLink conducts business in a heavily regulated industry; changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensure; conduct of operations including patient referrals, physician recruiting practices, pharmacy operations, cost reporting and billing practices; ownership, condition and operation of facilities; addition of facilities and services; confidentiality, maintenance, and security issues associated with medical records; billing for services; and prices for services.

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

We have a variety of financial relationships with physicians who refer patients to our subsidiary’s hospital. We have contracts with physicians providing services under a variety of financial arrangements such as employment contracts and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our subsidiaries’ facilities and other operations.

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

Due to the “opioid crisis”, the Drug Enforcement Administration (“DEA”) has added regulations and increased its scrutiny of drug dispensing at both the retail and wholesale level.  As a result, physicians and pharmacists are more cautious about dispensing certain drugs and wholesalers monitor drug purchases by their customers.  In addition, wholesalers are more closely monitored by the DEA and may limit the volume and delivery of drugs.

In addition, SunLink’s facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties. In recent years, both federal and state government agencies have announced plans for or implemented heightened and coordinated civil and criminal enforcement efforts.

Government officials charged with responsibility for enforcing healthcare laws could assert that SunLink or any of the transactions in which the Company, or its subsidiaries or their predecessors is or was involved, are in violation of these laws. It is also possible that these laws ultimately could be interpreted by the courts in a manner that is different from the interpretations made by the Company or others. A determination that either SunLink or its subsidiaries or their predecessors is or was involved in a transaction that violated these laws, or the public announcement that SunLink or its subsidiaries or their predecessors is being investigated for possible violations of these laws, could have a material adverse effect on SunLink’s business, financial condition, results of operations or prospects and SunLink’s business reputation could suffer significantly.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward “value-based” purchasing of healthcare products and services (including drugs). These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided. Governmental programs, including Medicare and Medicaid, currently require providers under such programs to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require providers under such programs to report quality data, and several commercial payors do not reimburse providers under such programs for certain preventable adverse events.

The ACA contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). An HAC is a condition that is acquired by a patient while admitted as an inpatient at a hospital, such as a surgical site infection. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The ACA also requires HHS to implement a value-based purchasing program for inpatient hospital services. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount from the pool of dollars created by these payment reductions our subsidiary’s hospital will receive if it meets or exceeds the quality performance standards.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our financial condition or results of operations.

Reforms in Pharmacy distribution and dispensing have impacted and may further impact our Pharmacy business

Pharmacy benefit managers have undertaken a number of actions, primarily in an effort to reduce cost, which have impacted our pharmacy business. These actions include limiting reimbursable drug formularies, requiring outcome and quality reporting, and implementing claw backs, takebacks and penalties for noncompliance with various contract terms, some of which may not be known at the time a prescription is filled. In addition, pharmacy benefit managers and manufacturers have limited the drugs which independent pharmacies (including our pharmacy subsidiary) may dispense and receive reimbursement for; and in some cases have determined not to contract with independent pharmacies for dispensing services at all, preferring to provide “direct-to-consumers” type distribution.  In addition, the recent purchase or merger of pharmacy benefit companies and insurance companies effectively allows the combined business to control distribution, dispensing, pricing and payment of drugs from the manufacturer to the consumer.  This “vertical integration” of the pharmacy distribution and dispensing system in the United States could have the effect of eliminating independent pharmacies, limiting the drugs available for dispensing to patients, and may reduce prices below dispensing costs.  Any of these pharmacy reforms could result in an adverse effect on our pharmacy business.

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

We are unable to quantify the specific impact of current or recent economic conditions on our business; however, we believe that the economic conditions in the rural service areas in which our subsidiaries operate have had an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients, but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

Our subsidiaries are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our subsidiaries are subject to potential claims for professional liability (medical malpractice) in connection with current operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance is maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. However, SunLink currently purchases limited insurance policies to cover discontinued operations exposures. We may purchase such insurance in the future at levels providing for the retention of more risk by us and at lower aggregate limits. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile, and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospital and pharmacies also depend on the professional services of physicians, pharmacists and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against our subsidiaries’ hospital, pharmacies, or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

Risks Related to Our Operations

SunLink has a limited staff of corporate employees and depends heavily on its corporate staff and subsidiaries’ management personnel; the loss of the services of one or more of SunLink’s key personnel could weaken SunLink’s management team and impair its ability to deliver healthcare services and pharmacy products and services.

The success of our operations depends on the ability to attract and retain managers, related health care employees and information technology staff, as well as on the ability of subsidiary-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have been able to attract healthcare subsidiary management; however, if the subsidiaries or corporate staff is unable to attract and retain effective management, the operating performance could decline.

SunLink’s success depends on the ability of our operating subsidiaries to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals including physicians, mid-level healthcare practitioners (such as physician assistants, or nurse practitioners) and pharmacists in any of our markets could weaken the ability of our subsidiaries to deliver healthcare services.

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of our healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiary. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline.

A significant portion of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 70% of net consolidated revenues was derived from the Medicare and Medicaid programs for the year ended June 30, 2019. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs. Mississippi has not expanded Medicaid or set-up exchanges.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

Revenue and profitability of our subsidiaries’ operations may be constrained by future cost containment initiatives undertaken by purchasers of such services.

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies, pharmacy benefit managers and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 19% of their consolidated net patient revenues for the fiscal year ended June 30, 2019 from private payors and other non-governmental sources who contributed less than 5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages, have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payors increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

Our Healthcare Services operations face intense competition from other hospitals and nursing homes which directly affect such segment and consolidated revenues and profitability.

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

Trace’s nursing home also competes on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services, that we do not offer. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents.

The Healthcare Services business is highly competitive and competition among hospitals, nursing homes and other healthcare providers for patients has intensified in recent years. Some of these competing facilities offer services which are not offered by SunLink’s subsidiaries’ facilities. Some of the competing facilities are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. SunLink’s subsidiaries also face competition from other for-profit healthcare companies, some of which have substantially greater resources, as well as other providers, such as outpatient surgery and diagnostic centers and home health agencies.

The intense competition from other providers of Healthcare Services directly affects the market share of our subsidiaries’ facilities, as well as their and our revenues and profitability.

Changes in market demographics may increase competition for certain of our Healthcare Services subsidiaries.

We cannot assure you that we will have the financial resources to fund capital improvements to our Trace facility or any other subsidiary, which may face additional competition, or that even if financial resources are available to us, that projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on our revenues through lower utilization, increased difficulty in the recruitment of physicians or other service providers and otherwise as a result of increased competition.

SunLink’s subsidiaries’ Healthcare Services may be subject to, and depend on, certificate of need laws which could affect their ability to operate profitably.

Mississippi currently has laws requiring approval for the purchase, construction or expansion of various Healthcare Services including hospitals, nursing homes and ambulatory surgery centers and the provision of various services. Under such certificate of need (“CON”) laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The failure to obtain any required CON may impair SunLink’s subsidiaries’ ability to operate profitably.

In addition, the elimination or modification of CON laws in Mississippi where SunLink’s subsidiary operates or in the future may operate covered healthcare services, could subject such facilities to greater competition making it more difficult to operate profitably.

The success of SunLink’s hospital subsidiary depends upon that subsidiary’s hospital’s ability to maintain good relationships with the physicians and, if the hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, a hospital’s success is, in part, dependent upon the number and quality of physicians on the medical staffs, the admissions and referrals practices of the physicians, and the ability to maintain good relations with physicians. Many physicians are not employees of the hospitals at which they practice and most physicians have admitting privileges at other hospitals. If our Trace hospital is unable to successfully maintain good relationships with physicians, admissions may decrease and operating performance could decline.

Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to hospice patients residing in skilled nursing facilities could reduce our net patient service revenue and profitability.

For hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities could adversely affect the revenues of our skilled nursing facility.

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the year ended June 30, 2019, the operations of our Pharmacy segment derived approximately 65% of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

In addition to the impact of MMA, in order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. Any reductions in amounts reimbursable by other government programs for pharmacy services or changes in regulations governing such reimbursements could materially and adversely affect our Pharmacy segment business, financial condition and results of operations.

Louisiana, where our Pharmacy segment operates, has implemented a managed Medicaid program which is administered by outside contractors.  These managed Medicaid programs are designed to reduce the State’s administrative costs and the cost of the products and services provided to beneficiaries.

The durable medical equipment service line of the Pharmacy segment may be adversely affected by further changes in government reimbursement regulations and payment levels, especially if the durable medical equipment service line becomes subject to additional competitive bidding procedures.

The Pharmacy segment is currently subject to the expanded provisions of the Medicare competitive bidding program which have had a negative impact on the prices we receive for durable medical equipment. The current provisions could be expanded or changed in the future. Any additional changes in government reimbursement or payment amounts could have a further adverse effect on our consolidated results of operations.

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

The operations of our Pharmacy segment are highly dependent on our relationship with and the stability of one key supplier, and the loss of such key supplier could adversely affect the business of the Pharmacy segment.

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 77% of the segment’s cost of goods sold in the fiscal year ended June 30, 2019. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Changes in average wholesale prices (“AWP”) could reduce our pricing and margins.

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

The federal government also has entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP and may be expected to have the effect of indirectly reducing reimbursement.

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

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicaid on a timely basis, at what rates, or at all. Adverse developments in any of these areas could have an adverse impact on the business operations of our Pharmacy segment.

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

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2019, was $7,742. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

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

From time to time, the Company has considered the advisability of deregistering its common shares under the Exchange Act. In the event the Company was able to deregister its common shares under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private rather than a public company. Upon any such deregistration of our shares, our duty to file periodic reports with the SEC would be suspended for as long as we had fewer than 300 record shareholders, and we would no longer be a public reporting company. In addition, we would be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company were to deregister, SunLink shares would no longer be listed on the NYSE American, LLC stock exchange, and there might not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares would depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act might further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We might also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company. Although the Company is not currently pursuing an effort to deregister our common shares under the Exchange Act, there is no assurance that our Board may not again determine to pursue going private in the future.

Forward-looking statements in this Annual Report may prove inaccurate.

This document contains forward-looking statements about SunLink that are not historical facts but, rather, are statements about future expectations. Forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond the control of SunLink, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include those described above under “Risk Factors” and elsewhere in this Annual Report under “Forward-Looking Statements.”

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
(2)

Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2021 and provides for a renewal of the lease for a five-year term. Includes an additional lease, commencing in June 2018, of approximately 2,400 square feet of off-site warehouse space. This lease expires in May 2020 and provides for a renewal of the lease for a two-year term.

(3)	This lease is for a store location and warehouse space. It expires in October 2020 and provides for renewal of the lease for a five-year term.
(4)	This lease is for a store location and warehouse space and expires in December 2021.
(5)	The building is currently partially rented to two tenants.
(6)	This lease is for office space for corporate staff and SunLink Health Systems Technology. The lease expires in June 2020.
(7)	This lease is for a store location in a medical office building and expires in August 2021.
Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various claims and litigation that arise from time to time in the ordinary course of business, including, among other things, tax, contract, workers compensation and medical malpractice claims and litigation. Medical malpractice and certain other claims are generally covered by malpractice, general liability or other insurance but are subject to provisions under which the Company retains a portion of the risk, which retention, particularly in the case of claims of medical malpractice, can be material.  Based on current knowledge, the Company’s management does not believe that current pending claims and litigation will have a material adverse effect on the Company’s consolidated financial position or its liquidity.  However, in light of the uncertainties involved and indeterminate damages sought in some such claims and litigation, an adverse outcome could be material to our results of operations or cash flows in any reporting period.

Included in the Company’s Form 10-Q for the third quarter of 2019 was the disclosure that the Company had received notice from the United States Internal Revenue Service (”IRS”) of a $752,000 proposed civil penalty for a failure by a now dormant subsidiary to properly and timely file in a prior year appropriate form W-2s.  After a hearing, this matter was resolved by payment by the Company of a nominal amount.

Item 4.Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American, LLC exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2019, there were approximately 306 registered holders of SunLink common shares.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2019, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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
Receivables-net and Provision for Concession Adjustments

Receivables-net for our Healthcare Services segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to healthcare facility patients. Receivables-net for our Pharmacy segment primarily consists of amounts due from third-party payors; institutions such as nursing homes, home health, hospice, hospitals; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for concession adjustments to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. Our allowance for concession adjustments, included in our balance sheets as of June 30 was as follows:

2019—$515; and

2018—$529.

Our provision for concession adjustments, included in our results of continuing operations for the years ended June 30, was as follows:

2019—$842; and

2018—$1,242

The largest component of concessions adjustments in our patient accounts receivable for our Healthcare Services and Pharmacy segments relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

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

If net revenues during fiscal year 2019 were changed by 1%, our 2019 after-tax income from continuing operations would change by approximately $456 or diluted earnings per share of $0.06.

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

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient or service to the patient or customer. Patient responsibility accounts represent the majority of our write-offs. Our subsidiary hospital retains third-party collection agencies for billing and collection of delinquent accounts; the use of one or more collection agencies promotes competition and improved performance. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance.

We monitor our revenue trends by payor classification on a quarter-by-quarter basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, self-pay accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such as day’s revenue in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

HEALTHCARE SERVICES SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2019

	Days Outstanding 1
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$568	$21	$3	$1	$0	$0	$2	$595
Medicaid	321	23	5	6	2	1	5	363
Commercial	183	21	22	10	18	10	17	281
Self Pay	29	20	19	23	13	7	61	172

	$1,101	$85	$49	$40	$33	$18	$85	$1,411

1

The above table shows, as of June 30, 2019, net Healthcare Services segment accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage. The receivables are net of contractual allowances and allowance for doubtful accounts. Contractual allowances and the allowance for doubtful accounts are calculated by payor class and are not calculated by the aging of the patient billing date; therefore, these allowances have been allocated within the aging of the various payor classes based upon gross patient receivable amounts.

PHARMACY SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2019

	Days Outstanding 2
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	Total
Medicare	$410	$40	$13	$39	$71	$573
Medicaid	276	101	42	33	125	577
Private insurance and institutions	216	71	27	18	5	337
Private pay	1,013	237	186	158	223	1,817

	$1,915	$449	$268	$248	$424	$3,304

2

The above table shows, as of June 30, 2019, net Pharmacy segment accounts receivable aged from the date of sale or services performed and are grouped by classification of verified payor class. The receivables are net of contractual allowances and concession allowances.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2019 (as a percentage of total revenues):

Medicare—39.9%;

Medicaid—30.4%; and

Commercial insurance and other sources—13.6%.

Revenues are recorded at estimated amounts due from patients, third- party payors, institutions, and others for healthcare and pharmacy services and goods provided net of contractual discounts pursuant to contract or government payment rates. Estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved. In our   hospital, the contractual allowances are calculated by a computerized system based on payment terms for each payor and certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience on a periodic basis.

Accounts receivable primarily consist of amounts due from third party payors, institutions, and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

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

2019—$(15) and

2018—$135.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2019 were changed by 1%, our 2019 after-tax income from continuing operations would change by approximately $62. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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
Intangible assets and accounting for business combinations

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

	2019	2018
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated amortization	(1,539)	(1,422)
Total	$1,353	$1,470

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare and pharmacy related services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 to now.

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

The reserve for professional and general liability claims included in our consolidated balance sheets as of June 30 was as follows:

2019—$920; and

2018—$1,258

The total increases for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2019—$351; and

2018—$267.

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

2019—$0; and

2018—$0.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2019—$8,625; and

2018—$8,373.

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

Our deferred tax assets were $8,625 at June 30, 2019, excluding the impact of valuation allowances. At June 30, 2019, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $8,625 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2019, we would incur approximately $0 of additional tax expense for 2019 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2019	2018
Net Revenues—Healthcare Services	$15,453	$15,745
Net Revenues—Pharmacy	30,165	29,464
Total Net Revenues	45,618	45,209
Costs and expenses	(48,000)	(46,342)
Electronic health records incentives	68	21
Operating Loss	(2,314)	(1,112)
Gain on economics damages claim—net	22	944
Interest Expense	(241)	(359)
Loss on extinguishment of debt—net	0	(238)
Gain (Loss) on sale of assets	455	194
Loss from continuing operations before income taxes	$(2,078)	$(571)

Healthcare Services segment:
Hospital and Nursing Home Admissions	487	518

Hospital and Nursing Home Patient Days	26,780	25,432

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s net revenues by payor were as follows for the years ended June 30, 2019 and 2018:

	2019	2018
Medicare	$18,183	$18,446
Medicaid	13,871	12,636
Retail and Institutional Pharmacy	6,649	6,505
Managed Care & Other Insurance	6,220	6,922
Self-pay	505	502
Rent	63	68
Other	127	130
Total Net Revenues	$45,618	$45,209

Healthcare Services net revenues in the current year is composed of one hospital, one nursing home, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries, a leased medical office building and unimproved land. Healthcare Services net revenues decreased $292 or 1.8% in the year ended June 30, 2019 compared to the year ended June 30, 2018. The decrease in net revenues for fiscal 2019 resulted from decreased IT services net revenues that were only partially offset by increased nursing home net revenues. Nursing home resident days increased 8% in the fiscal year ended June 30, 2019 compared to the prior year. Net revenues from continuing operations decreased $15 for the year ended June 30, 2019 and increased $135 for the year ended June 30, 2018 from the settlement of prior year Medicare and Medicaid cost reports.

Pharmacy Segment net revenues for the year ended June 30, 2019 of $30,165 increased 2.4% from the prior year due to increased net revenues from Institutional Pharmacy and DME. The Institutional Pharmacy revenues increased 7.3% due to a 14.8% increase in scripts filled this year. DME revenues increased 2.2% due to a 1.0% increase in sales orders and elimination of certain products which we believe generate lower net operating profit. The Retail Pharmacy net revenues decreased 7.0% this fiscal year, primarily due to the sale of a retail pharmacy operation in early January 2018. On a same store comparison, Retail Pharmacy net revenues increased 2.7%.

Costs and expenses, including depreciation and amortization, were $48,000 and $46,342 for the fiscal years ended June 30, 2019 and 2018, respectively. Costs and expenses as a percentage of net revenues were:

	2019	2018
Cost of goods sold	41.5%	41.0%
Salaries, wages and benefits	42.1%	41.1%
Supplies	2.7%	2.7%
Purchased services	5.5%	4.8%
Other operating expenses	8.5%	8.1%
Rent and lease expense	1.3%	1.4%
Impairments	0.3%	0.0%
Depreciation and amortization expense	3.3%	3.4%

Cost of goods sold as a percent of net revenues increased 0.5% in the fiscal year ended June 30, 2019 compared to the prior fiscal year due to a 43.0% increase of sales of infusion therapy and injectable drugs in the current year. These products have a higher cost of goods sold as a percent of net revenues. Salaries, wages and benefits expense as a percent of net revenues increased 1.0% this year compared to the prior fiscal year due to increased employee medical claims expense.  Purchased services expenses as a percent of net revenues increased 0.7% this year compared to the prior fiscal year due to the addition of a new contracted service line at a hospital. Other operating expense increased 0.4% in the fiscal year ended June 30, 2019 compared to the prior fiscal year due to higher legal expenses.

Operating Profit (Loss)

Operating losses were $2,314 for the year ended June 30, 2019 and $1,112 for the year ended June 30, 2018. The increased operating loss in the year ended June 30, 2019 compared to prior fiscal year resulted from the increased operating loss of the Healthcare Services segment.

Gain on economic damages claim

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event, which occurred in 2010. In January 2018, these claims were settled and payments of approximately $944 (net of costs and attorneys’ fees) were received. In May 2019, an additional payment of $22 was received. The net settlements are recognized as a gain in the years ended June 30, 2019 and 2018, respectively.

Interest Expense-net

Interest expense was $241 and $359 for the years ended June 30, 2019 and 2018, respectively. The decrease in interest expense for the year ended June 30, 2019 was due to lower outstanding debt.

Gain on Sale of Assets

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the results for the year ended June 30, 2019.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $183 is included in the results for the year ended June 30, 2018.

Income Taxes

We recorded income tax benefit of $82 ($113 federal tax benefit and $31 state tax expense) for the year ended June 30, 2019 compared to $345 ($296 federal tax benefit and $49 state tax benefit) for the year ended June 30, 2018.

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

At June 30, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,625 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 30, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. In addition, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2019, the Company had approximately $16,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination

    We recorded a discrete net tax benefit of $0 during the year ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the year ended June 30, 2018 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. The final amount of AMT Credit valuation allowance release at June 30, 2018 was $305 due to adjustments made from the final June 30, 2017 tax return filing during the fourth quarter ended fiscal 2018.  We also recorded an additional $40 of tax benefit at June 30, 2018 unrelated to the remeasurement of U. S. deferred tax assets and liabilities. No changes were recorded to this provisional estimate during the year ended June 30, 2019. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA for the second quarter ended fiscal 2019.

Discontinued Operations

Earnings from discontinued operations net of income taxes were $242 for the year ended June 30, 2019, and a loss from discontinued operations net of income taxes was $1,367 for the year ended June 30, 2018. The results of all the businesses in discontinued operations are presented below:

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

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of four hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2019 and 2018.

Discontinued Operations—Summary Statement of Earnings Information

	2019	2018
Net Revenues:
Parkside	$5,574	$6,960
Sold Hospitals	(581)	82
	$4,993	$7,042

Loss Before Income Taxes:
Parkside	$(756)	$(1,006)
Sold Hospitals	(919)	(89)
Life sciences and engineering	(137)	(159)
Loss before income taxes	(1,812)	(1,254)
Gain (Loss) on Sale:
Parkside	2,136	0
Sold Hospitals	0	(113)
Gain (Loss) on Sale	2,136	(113)
Income tax expense	82	0
Earnings (Loss) from discontinued operations	$242	$(1,367)

Net Loss — Net loss for the year ended June 30, 2019 was $1,754 (a loss of $0.25 per fully diluted share) compared to the net loss for the year ended June 30, 2018 of $1,593 (a loss of $0.19 per fully diluted share).

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $7,742 at June 30, 2019. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We nevertheless periodically seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the Trace RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.5% at June 30, 2019) and certain loan covenants were modified. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan subsidiary contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The loan is guaranteed by SunLink. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios. The Company is discussing with the lender a waiver of this non-compliance but a waiver of non-compliance has not been received as of the date of the filing of this report. No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated. Indebtedness of $2,535, net of unamortized debt costs, as of June 30, 2019, is presented in current liabilities in the consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2019 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2019.

Payments due in:	Long-Term Debt	Operating Leases	Interest on Long-Term Debt
1 year	$3,031	$592	$186
2 years	34	330	8
3 years	36	129	5
4 years	39	3	3
5 years	18	0	0
More than 5 years	0	0	0

	$3,158	$1,054	$202

Long-term Debt —At June 30, 2019, we had outstanding long-term debt of $3,158, which was composed of the Trace RDA Loan of $2,999 and capital lease debt of $159.

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

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same Statement of Operations and Comprehensive Earnings and Loss line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU was effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on July 1, 2018. The Company has only one defined benefit plan for pension which is frozen for new participants and the cost of the plan is reported in discontinued operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes to the presentation of income from continuing operations nor net income was required.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date (collectively, the “New Revenue Standard” or “ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance. This Standard was adopted July 1, 2018. See Note 5 Revenue Recognition and Accounts Receivable for further discussion.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This ASU was effective for fiscal years beginning after December 15, 2018.  The Company early adopted this ASU as of July 1, 2018 and applied its provisions during the fiscal year ended June 30, 2019, instead of retrospectively at the date of adoption. In implementing the provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the remeasurement of our deferred tax assets and liabilities was recorded as a component of our provision for income taxes. For deferred tax amounts that were originally recorded through accumulated other comprehensive income (“AOCI”), the remeasurement of deferred tax assets and liabilities through the provision for income taxes resulted in these amounts becoming “stranded” in AOCI. ASU 2018-02 permits companies to reclassify the stranded tax amounts recorded in AOCI to retained earnings, and we reclassified $69 of stranded tax effects from AOCI to retained earnings effective June 30, 2019.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is required to adopt this ASU on July 1, 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities relief from the transition requirements in ASU 2016-02 by allowing them to elect not to recast prior comparative periods. The Company plans to elect this method of transition upon adoption of this ASU. Because of the few number of leases the Company utilizes to support its operations, the adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes for the accounting and recognition of leases.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $306 and $229 to the law firm in the fiscal years ended June 30, 2019 and 2018, respectively. Included in the Company’s consolidated balance sheets at June 30, 2019 and 2018 is $47 and $10 of amounts payable to the law firm.

On June 5, 2018, the Company purchased 70,000 common shares from a director of the Company at a price equal to the closing price on that date of the Company’s common shares on the NYSE American Exchange.

Subsequent Events

Sale of property — On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land.  After expenses, the Company received net proceeds from the sale of $348, which is being retained for working capital needs and general corporate purposes.  The pre-tax gain on the sale is approximately $100, which will be included in the results for the fiscal quarter ended September 30, 2019.

Stock option issuance — On September 9, 2019, a total of options for 50,000 shares were issued by the Company to non-employee directors (10,000 to each) at a price of $1.38 per share from the 2011 Director Stock Option Plan.

Stock option forfeiture — On September 9, 2019, 165,000 unexpired stock options issued under the 2005 Equity Incentive Plan with exercise prices $1.79 and $2.09 were forfeited by two employees.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2019, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc. scheduled to be held on November 11, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2019 and 2018.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2019 and 2018.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2019 and 2018.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2019 and 2018.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2019 and 2018.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	At page 53 of this Report
Schedule II Valuation and Qualifying Accounts	At page 54 of this Report

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

Certificate of Amendment to Amend and Restate Article Fourth of the Company’s Amended Articles of Incorporation (incorporated by reference from Exhibit 3.1d of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

3.2

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

3.3

Certificate of Amendment to Amend Article Fourth of the Amended Articles of Incorporation of SunLink Health Systems, Inc. dated February  13, 2004 (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended December 31, 2003). (Commission File No. 04610446)

4.1

Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.2

Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File  No. 161910046)

4.3 10.1*

Definition of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.^

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

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

10.9

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

10.11

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

10.13

Third Amendment and Waiver to Working Capital Loan Agreement as of June  30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.14*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.15

Fourth Amendment effective July  5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.16

Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.17

Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.18

Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.19

Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016). (Commission File No. 17609813)

10.20 10.21

Fifth Amendment to Loan Agreement and Waiver dated December 26, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017). (Commission File No. 18613104)

Asset Purchase Agreement by and between Southern Health Corporation of Ellijay, Inc., Parkside Property Company LLC, Parkside Lessor Company LLC and Parkside Operating Company LLC, dated February 28, 2019 (incorporated by reference from the Company’s Report on Form 8-K filed on March 4, 2019). (Commission File No. 19652705)

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

101

The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2019 and 2018, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

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

4.3	Definition of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.^
10.1*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

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

10.9

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

10.11

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

10.13

Third Amendment and Waiver to Working Capital Loan Agreement as of June  30, 2014, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014). (Commission File No. 1141123931)

10.14*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.15

Fourth Amendment effective July  5, 2015, among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc., and Stillwater National Bank and Trust Company. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015). (Commission File No. 151125045)

10.16

Limited Waiver to Mortgage Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.17

Limited Waiver to Working Capital Loan Agreement as of March 31, 2016 among Southern Health Corporation of Houston, Inc. Crown Healthcare Investments, LLC SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016). (Commission File No. 161646127)

10.18

Limited Waiver dated August 10, 2016 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB. (incorporated by reference from the Company’s Current Report on Form 8-K filed August 25, 2016) (Commission File No. 161851572)

10.19

Fourth Amendment to Loan Agreement and Waiver dated January 6, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB, National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016). (Commission File No. 17609813)

10.20

Fifth Amendment to Loan Agreement, Modification of Note and Waiver dated December  26, 2017 among Southern Health Corporation of Houston, Inc., Crown Healthcare Investments, LLC, SunLink Health Systems, Inc. and Bank SNB National Association (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017). (Commission File No. 18613104)

10.21

Asset Purchase Agreement by and between Southern Health Corporation of Ellijay, Inc., Parkside Property Company LLC, Parkside Lessor Company LLC and Parkside Operating Company LLC, dated February 28, 2019 (incorporated by reference from the Company’s Report on Form 8-K filed on March 4, 2019). (Commission File No. 19652705)

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

101

The following materials from the Company’s Year End Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2019 and 2018, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2019.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 27, 2019
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 27, 2019
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 27, 2019
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 27, 2019
Gene E. Burleson

/s/ C. Michael Ford	Director	September 27, 2019
C. Michael Ford

/s/ Christopher H. B. Mills	Director	September 27, 2019
Christopher H. B. Mills

/s/ Howard E. Turner	Director	September 27, 2019
Howard E. Turner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2019 and 2018 and for each of the years in the two-year period ended June 30, 2019, and have issued our report, which expressed an unqualified opinion on those consolidated financial statements, thereon dated September 25, 2019. The supplemental information contained in Schedule II Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2019

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C		Column D	Column E
Allowance for Doubtful Accounts	Balance at Beginning Of Year	Charged to Cost and Expenses	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2019	$529	$807	$—	$(821)	$515
Year Ended June 30, 2018	$552	$1,212	$—	$(1,235)	$529

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2019	$8,373	$252	$—	$—	$8,625
Year Ended June 30, 2018	$11,120	$(2,747)	$—	$—	$8,373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SunLink Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ Cherry Bekaert LLP
Atlanta, Georgia

September 27, 2019

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND 2018

(All Amounts in thousands)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,742	$3,456
Receivables—net	4,715	4,823
Inventory	2,016	1,854
Prepaid expenses and other assets	2,185	2,977
Total current assets	16,658	13,110
PROPERTY, PLANT AND EQUIPMENT
Land	273	754
Buildings and improvements	5,429	5,823
Equipment and fixtures	13,818	13,290
	19,520	19,867
Less accumulated depreciation	14,277	13,971
Property, plant and equipment—net	5,243	5,896
NONCURRENT ASSETS:
Intangible assets—net	1,353	1,470
Income tax receivable	153	305
Assets held for sale	249	4,510
Other noncurrent assets	763	885
Total noncurrent assets	2,518	7,170
TOTAL ASSETS	$24,419	$26,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,564	$1,239
Current maturities of long-term debt, net of debt issuance costs	2,836	255
Accrued payroll and related taxes	1,960	1,959
Accrued sales tax payable	843	241
Other accrued expenses	1,207	1,157
Total current liabilities	8,410	4,851
LONG-TERM LIABILITIES:
Long-term debt, net of debt issuance costs	127	2,803
Noncurrent liability for professional liability risks	705	996
Other noncurrent liabilities	134	340
Total long-term liabilities	966	4,139
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 6,987 shares at June 30, 2019 and 7,347 shares at June 30, 2018	3,493	3,673
Additional paid-in capital	10,745	10,947
Retained earnings	1,058	2,743
Accumulated other comprehensive loss	(253)	(177)
Total Shareholders’ Equity	15,043	17,186
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,419	$26,176

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2019 and 2018

(All amounts in thousands, except per share amounts)

	2019	2018
Net Revenues	$45,618	$45,209
Costs and expenses:
Cost of goods sold	18,941	18,529
Salaries, wages and benefits	19,191	18,610
Supplies	1,241	1,238
Purchased services	2,508	2,162
Other operating expenses	3,895	3,657
Rent and lease expense	609	615
Impairments	129	0
Depreciation and amortization	1,486	1,531
Electronic Health Records incentive payments	(68)	(21)
Operating loss	(2,314)	(1,112)
Other income (expense):
Gain on economic damages claim, net	22	944
Interest expense, net	(241)	(359)
Loss on extinguishment of debt—net	0	(238)
Gain on sale of assets—net	455	194
Loss from continuing operations before income taxes	(2,078)	(571)
Income tax benefit	(82)	(345)
Loss from continuing operations	(1,996)	(226)
Earnings (loss) from discontinued operations, net of income taxes	242	(1,367)
Net loss	(1,754)	(1,593)
Other comprehensive income (loss)	(76)	150
Comprehensive loss	$(1,830)	$(1,443)
Earnings (loss) per share:
Continuing operations:
Basic	$(0.28)	$(0.03)
Diluted	$(0.28)	$(0.03)
Discontinued operations:
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.17)
Net loss:
Basic	$(0.25)	$(0.19)
Diluted	$(0.25)	$(0.19)
Weighted-average common shares outstanding:
Basic	7,149	8,283
Diluted	7,149	8,283

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2017	9,163	$4,581	$13,103	$4,336	$(327)	$21,693
Net loss	0	0	0	(1,593)	0	(1,593)
Minimum pension liability adjustment, net of tax of $103	0	0	0	0	150	150
Share-based compensation	0	0	8	0	0	8
Shares repurchased	(1,816)	(908)	(2,164)	0	0	(3,072)
JUNE 30, 2018	7,347	$3,673	$10,947	$2,743	$(177)	$17,186
Net loss	0	0	0	(1,754)	0	(1,754)
Minimum pension liability adjustment, net of tax of $0	0	0	0	0	(7)	(7)
Adoption of ASU 2018-02	0	0	0	69	(69)	0
Share-based compensation	0	0	1	0	0	1
Shares repurchased	(360)	(180)	(203)	0	0	(383)
JUNE 30, 2019	6,987	$3,493	$10,745	$1,058	$(253)	$15,043

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(All amounts in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,754)	$(1,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,728	1,858
Share-based compensation	1	8
Impairments	129	0
Gain on sale of Parkside	(2,136)	0
Gain on disposal of property, plant and equipment	(455)	(194)
Loss on sale of Chestatee	0	113
Change in assets and liabilities:
Receivables	108	1,083
Inventory	(162)	132
Prepaid expenses and other assets	1,049	12
Accounts payable and accrued expenses	1,190	(391)
Third-party payor settlements	(218)	(368)
Net activities of discontinued operations	(907)	(264)
Net cash provided by (used in) operating activities	(1,427)	396
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Parkside	6,899	0
Proceeds from sale of property, plant & equipment	937	425
Expenditures for property, plant and equipment—continuing operations	(1,272)	(1,132)
Expenditures for property, plant and equipment—discontinued operations	(172)	(729)
Net cash provided by (used in) investing activities	6,392	(1,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(383)	(3,072)
Receipt of restricted cash	0	1,000
Payment of long-term debt – continuing operations	(296)	(3,926)
Net cash used in financing activities	(679)	(5,998)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,286	(7,038)
CASH AND CASH EQUIVALENTS:
Beginning of year	3,456	10,494
End of year	$7,742	$3,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$0	$0
Interest	$222	$319

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(All dollar amounts in thousands, except per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

Healthcare Services

•

A subsidiary which owns and operates Trace Regional Hospital and Floy Dyer Nursing Home (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychology unit (“GPU”), and a 66-bed nursing home. This facility focuses primarily on senior healthcare services.

•	A subsidiary which owns a medical building and approximately four (4) acres of land in Clanton, Alabama. A portion of the medical office building is currently partially rented to two tenants.
•	A subsidiary which owns twelve (12) acres of unimproved land in Fulton, Missouri.
•A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•A subsidiary, SunLink Health Systems Technology (SHS Technology), which provides information technology (IT) to outside customers and to SunLink subsidiaries.

Pharmacy

The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services, consisting of retail pharmacy sales conducted in rural markets at two locations in Louisiana.
•

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, assisted living facilities, behavioral and specialty hospitals, hospice, and correctional facilities.

•Non-institutional Pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings including private residential homes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of SunLink and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Management Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable and intangible assets, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

Net Patient Service Revenue — Effective July 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance, by applying the full retrospective method for all periods presented. ASC 606 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2019, there were no material claims or disputes with third-party payors.

Charity Care —SunLink’s subsidiary hospital provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because SunLink subsidiaries do not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. SunLink’s subsidiary hospital provided $48 and $8, of charity care in the fiscal years ended June 30, 2019 and 2018, respectively.

Concentrations of Credit Risk —SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 49% and 50% of net revenues for the years ended June 30, 2019 and 2018, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 33% and 31% net revenues for the years ended June 30, 2019 and 2018, respectively. For SunLink’s Healthcare Services segment, Medicare receivables were approximately 42% and 45% of receivables—net at June 30, 2019 and 2018, respectively, while Medicaid receivables were approximately 26% and 36% of receivables—net at June 30, 2019 and 2018, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 17% and 19% of the Pharmacy segment’s receivables at June 30, 2019 and 2018, respectively, while Medicaid receivables were approximately 17% and 18% of the Pharmacy segments receivable at June 30, 2019 and 2018, respectively. Approximately 66% and 63% of the Pharmacy’s net receivables at June 30, 2019 and 2018, respectively, were private insurance and institutional customers’ receivables. Net revenues for the Pharmacy segment for the fiscal year ended June 30, 2019 and 2018 were approximately 35% and 35% Medicare, respectively, and approximately 29% and 26% Medicaid, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash is deposited with commercial banks and at June 30, 2019 was $1,742, of which approximately $762 totaled amounts greater than the federally insured limits. At June 30, 2019, the Company’s cash equivalents were composed of $5,250 of overnight repurchase agreements and a $750 three-month certificate of deposit with a U.S. bank, of which the full balance of the certificate of deposit is greater than the federally insured limit. The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 102% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates any significant risk to the credit rating or interest rate risk of the agreements.

Inventory —Inventory consists of medical and pharmacy supplies. Medical supplies are valued at the lower of cost or market, using the first-in, first-out method. Pharmacy supplies are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by generally accepted accounting principles in the United States of America.

Allowance for Concession Adjustments —Substantially all of SunLink’s subsidiaries’ receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. Accounts receivable are reduced by an allowance for doubtful accounts estimated to become uncollectible in the future. For the Healthcare Services segment, an allowance percentage is calculated based generally upon its historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to receivable amounts included in specific payor categories. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to determine the allowance for doubtful accounts. Accounts receivable are written off after all collection efforts have failed, normally within 120 days after the date of discharge of the patient or service to the patient or customer. For the Pharmacy segment operations, an allowance percentage is calculated based upon past credit history with customers and their current financial condition. Accounts receivable are written off against the allowance for concession adjustments when they are deemed uncollectible.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,369 and $1,414 for the years ended June 30, 2019 and 2018, respectively.

Risk Management —SunLink and its subsidiaries are exposed to various risks of loss from professional liability and other claims and casualties; theft of, damage to, and destruction of assets; business interruption; errors and omissions; employee injuries and illnesses; natural disasters (including earthquakes and hurricanes); and employee health, dental and accident benefits. Commercial insurance coverage is purchased for a portion of claims arising from such matters.

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

Long-lived Assets —SunLink and its subsidiaries periodically assesses the recoverability of assets based on its expectations of future profitability and the undiscounted cash flows of the related operations and, when circumstances dictate, adjust the carrying value of the asset to estimated fair value. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets.

Goodwill and Intangibles —Goodwill represents the cost of acquired businesses in excess of fair value of identifiable tangible and intangible net assets purchased. Goodwill has an indefinite life and is not subject to periodic amortization. However, goodwill is tested at least annually for impairment, using a fair value methodology, in lieu of amortization. Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 2 to 30 years. SunLink and its subsidiaries evaluate the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant.

Income Taxes —SunLink accounts for income taxes using an asset and liability approach and the recognition of deferred tax assets and liabilities for expected future tax consequences. SunLink considers all expected future events other than proposed enactments of changes in the income tax law or rates. When management determines that it is more likely than not that a portion of or none of the net deferred tax asset will be realized through future taxable earnings or implementation of tax planning strategies, management provides a valuation allowance for the portion not expected to be realized.

   Share-Based Compensation —The Company issues common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $1 and $8 for the fiscal years ended June 30, 2019 and 2018, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments —The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of long-term debt is estimated to approximate the recorded value due to its current variable interest rate.

Fair Value Measurements —Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. Generally Accepted Accounting Principles (“GAAP”) fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Earnings (Loss) per Share —Earnings (loss) per common share is based on the weighted-average number of common shares and dilutive common share equivalents outstanding for each period presented, including vested and unvested shares issued under SunLink’s 2005 Equity Incentive Plan, and the 2011 Director Stock Option Plan. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options.

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

In March 2017, the FASB issued ASU 2017-07, which changes the presentation of the components of net periodic benefit cost for sponsors of defined benefit plans for pensions. Under the changes in this ASU, the service cost component of net periodic benefit cost will be reported in the same Statement of Operations and Comprehensive Earnings and Loss line as other employee compensation costs arising from services during the reporting period. The other components of net periodic benefit cost will be presented separately in a line item outside of operating income. This ASU was effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on July 1, 2018. The Company has only one defined benefit plan for pension which is frozen for new participants and the cost of the plan is reported in discontinued operations. Since the changes required in this new ASU only change the income statement classification of the components of net periodic benefit cost, no changes to the presentation of income from continuing operations nor net income was required.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”, along with subsequent amendments, updates and an extension of the effective date (collectively, the “New Revenue Standard” or “ASC 606”), which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance. This Standard was adopted July 1, 2018. See Note 5 Revenue Recognition and Accounts Receivable for further discussion.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This ASU was effective for fiscal years beginning after December 15, 2018.  The Company early adopted this ASU as of July 1, 2018 and applied its provisions during the fiscal year ended June 30, 2019, instead of retrospectively at the date of adoption. In implementing the provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the remeasurement of our deferred tax assets and liabilities was recorded as a component of our provision for income taxes. For deferred tax amounts that were originally recorded through accumulated other comprehensive income (“AOCI”), the remeasurement of deferred tax assets and liabilities through the provision for income taxes resulted in these amounts becoming “stranded” in AOCI. ASU 2018-02 permits companies to reclassify the stranded tax amounts recorded in AOCI to retained earnings, and we reclassified $69 of stranded tax effects from AOCI to retained earnings effective June 30, 2019.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a corresponding lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is required to adopt this ASU on July 1, 2019. In July 2018, the FASB issued ASU 2018-11, which provides entities relief from the transition requirements in ASU 2016-02 by allowing them to elect not to recast prior comparative periods. The Company plans to elect this method of transition upon adoption of this ASU. Because of the few number of leases the Company utilizes to support its operations, the adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

3. RESTRICTED CASH

Under the Fourth Amendment to the Trace RDA Loan dated January 6, 2017 (see Note 9. Long-Term Debt), a deposit of $1,000 in a blocked interest bearing account was held by the lender. Under the Fifth Amendment to the Trace RDA Loan dated December 26, 2017, the blocked account was eliminated.

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

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of four hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2019 and 2018.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2019	2018
Net Revenues:
Parkside	$5,574	$6,960
Sold Hospitals	(581)	82
	$4,993	$7,042

Loss Before Income Taxes:
Parkside	$(756)	$(1,006)
Sold Hospitals	(919)	(89)
Life sciences and engineering	(137)	(159)
Loss before income taxes	(1,812)	(1,254)
Gain (Loss) on Sale:
Parkside	2,136	0
Sold Hospitals	0	(113)
Gain (Loss) on Sale	2,136	(113)
Income tax expense	82	0
Earnings (Loss) from discontinued operations	$242	$(1,367)

5. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

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

Pharmacy

The Company’s revenue is derived primarily from providing pharmacy goods and services to patients and is recognized on the date goods and services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s financial statements are recorded at the amount expected to be ultimately received from these payors.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated statements of operations and comprehensive earnings (loss). There was no impact to the condensed consolidated balance sheet as of June 30, 2018 or condensed consolidated statements of cash flows for the year ended June 30, 2018. The majority of which was previously presented as bad debt expense of the Pharmacy Segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

There is no material change, related to the adoption of ASC 606, for the presentation of the Company’s Fiscal 2018 revenues or prior years. Historically, the Company only presented total revenue for all revenue services in “Operating Revenues”. What was previously presented as provision for bad debts of Pharmacy segment under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues, as shown in the “Adjustments” line in the table below. The Condensed Consolidated Statement of Operations and Comprehensive Earnings (Loss) for the year June 30, 2018 has been restated to reflect the adoption of ASC 606. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense.

Prior period results reflect reclassifications, for comparative purposes, related to the adoption of ASC 606, for the presentation of the Company’s revenues. Historically, the Company only presented total revenue for all revenue services. This reclassification had no effect on the reported results of operations.

Net revenues, costs of goods sold and operating expenses for the fiscal year ended June 30, 2018 as reclassified are summarized in the following tables:

Fiscal Year Ended June 30,
2018
Operating revenues (net of contractual adjustments)	$46,450
Less provision for bad debts of Healthcare Services segment	(538)
Adjustment for bad debts of Pharmacy segment	(703)
Net Revenues	$45,209
Total Cost of goods sold	$18,529
Adjustment for bad debts of Pharmacy segment	0
Cost of goods sold	$18,529
Total Operating Expenses	$47,024
Adjustment for bad debts of Pharmacy segment	(703)
Total Operating Expenses	$46,321

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

The Company’s revenues by payor were as follows for the years ended June 30, 2019 and 2018:

	2019	2018
Medicare	$18,183	$18,446
Medicaid	13,871	12,636
Retail and Institutional Pharmacy	6,649	6,505
Managed Care & Other Insurance	6,220	6,922
Self-pay	505	502
Rent	63	68
Other	127	130
Total Net Revenues	$45,618	$45,209

Summary information for receivables is as follows:

	June 30,
	2019	2018
Patient and customer accounts receivable (net of contractual allowances)	$5,230	$5,352
Less allowance for concession allowances	(515)	(529)
Patient and customer accounts receivable—net	$4,715	$4,823

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services segment and the Pharmacy segment for the fiscal years ended June 30, 2019 and 2018:

Fiscal year ended June 30, 2019	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing operations	401	416	817
Discontinued operations	(10)	0	(10)
Accounts written off, net of recoveries	(313)	(508)	(821)
Balance at June 30, 2019	$331	$184	$515

Fiscal year ended June 30, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2017	$328	$224	$552
Additions recognized as a reduction to revenues:
Continuing operations	538	703	1,241
Discontinued operations	(29)	0	(29)
Accounts written off, net of recoveries	(584)	(651)	(1,235)
Balance at June 30, 2018	$253	$276	$529

Net revenues included a decrease of $15 for the year ended June 30, 2019 from the settlement of prior year Medicare and Medicaid cost reports. Net revenues included an increase of $135 for the year ended June 30, 2018 from the settlement of prior year Medicare and Medicaid cost reports.

6. INVENTORY

Inventory consisted of the following:

	June 30,
	2019	2018
Healthcare Services segment, supplies inventory	$157	$155
Pharmacy segment, goods held for sale	1,859	1,699
	$2,016	$1,854

7. IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Note Receivable— In conjunction with the 2014 settlement of a lawsuit, the Company received a five-year promissory note in the principal amount of $600 maturing in October 2019. The note was secured by a non-recourse mortgage on an approximately 24.74 acres of real property in Ellijay, Georgia.  The terms of the Note and mortgage provide that if the owner of the real property did not pay the note at maturity, then the Company may foreclose and take title of the real property. The obligors have notified the Company that they propose conveying the real property to the Company in lieu of payment of the note. The market value of the note was estimated to be $500 when received based on an appraisal of the real property at that time.  A subsequent appraisal of the real property has reduced the value of the property to $371.  As a result, an impairment of the note of $129 has been recorded in the fourth quarter of the fiscal year ended June 30, 2019. The Company expects to obtain title to the real property in full satisfaction of the note in the fiscal year ending June 30, 2020.

Impairment of Intangible Assets— See footnote 8. Intangible Assets for discussion of impairment analysis of Intangible Assets.

Impairment analysis —For the purposes of these analyses, our estimates of fair value are based on a combination of the income approach, which estimates the fair value based on future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. Estimates of future discounted cash flows are based on assumptions and projections we believe to be currently reasonable and supportable. These assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

8. INTANGIBLE ASSETS

SunLink’s Pharmacy segment has intangible assets related to its Carmichael acquisition, which consists of:b

Intangible assets:
	June 30,
	2019	2018
Pharmacy segment
Trade Name	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,539)	(1,422)
Total	$1,353	$1,470

Impairment testing —During the fourth quarters of fiscal 2019 and 2018, we completed our annual impairment test of certain intangible assets and no impairment was indicated.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer Relationships intangible asset is being amortized over 12 years and Medicare License intangible asset is being amortized over 15 years. Amortization expense was $117 for the fiscal years ended June 30, 2019 and 2018, respectively.

Annual amortization of amortizing intangibles for the next five years is as follows:

2020	$100
2021	26
2022	26
2023	21
2024 and thereafter	0
Total	$173

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2019	2018
Trace RDA Loan	$2,999	$3,277
Capital lease obligations	159	0
Total	3,158	3,277
Less unamortized debt costs	(195)	(219)
Less current maturities	(2,836)	(255)
	$127	$2,803

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. On December 26, 2017, the Fifth Amendment to Loan Agreement, Modification of Note and Waiver (“Modification”) was entered into by Trace and the bank. Under the Modification, Trace made a $3,548 prepayment on the Trace RDA Loan. The monthly principal and interest payments on the Trace RDA Loan were reduced, the interest rate was reduced to the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.5% at June 30, 2019) and certain loan covenants were modified. The Trace RDA Loan is collateralized by real estate and equipment of Trace in Houston, MS, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants. The loan is guaranteed by SunLink. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios. The Company is discussing with the lender a waiver of this non-compliance but a waiver of non-compliance has not been received as of the date of the filing of this report. Since Trace was in non-compliance with these covenants at a measurement date, if the lender were to declare an event of default and accelerate the maturity of the indebtedness, either Trace or SunLink under its guarantee could be required to repay the loan in advance of its maturity which would require a substantial amount of our cash and any such repayment could restrict our current and future operations, which could negatively affect our ability to manage our operations and liquidity. No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated .

The Company continues to discuss a waiver to this non-compliance but a waiver of the non-compliance has not been received as of September 27, 2019. Indebtedness of $2,535, net of unamortized debt costs, as of June 30, 2019, is presented in current liabilities in the consolidated balance sheet as a result of the financial covenant non-compliance at that date. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, its ability to generate sufficient cash, including from operating activities and asset sales. If Trace is unable to generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company. The Trace RDA Loan is guaranteed by the Company and one subsidiary.

Debt Commitments —Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2019.

	Debt	Interest
2020	$3,031	$186
2021	34	8
2022	36	5
2023	39	3
2024	18	0
Total	$3,158	$202

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. No options were granted during the fiscal years ended June 30, 2019 and 2018, respectively. No options have been exercised under this plan. Options outstanding under the plan were 250,000 shares at June 30, 2019.  Options for 50,000 shares may be granted under this Plan.

The 2005 Equity Incentive Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2005. This plan permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under the 2001 Plans, which is 30,675, by November 2015. This Plan restricted the number of Incentive Stock Options to 700,000 shares and Restricted Stock Awards to 200,000 shares. The combination of Incentive Stock Options and Restricted Stock Awards cannot exceed 800,000 shares plus the number of unused shares under the 2001 Plans. Each award of Restricted Shares reduces the number of share options to be granted by four option shares for each Restricted Share awarded. No options have been exercised under this Plan. No options shares were granted during the fiscal years ended June 30, 2019 and 2018, respectively. Options outstanding under this Plan were 345,000 at June 30, 2019. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2017	680,142	$1.80	$0.71 - $8.00
Granted	0	N/A	N/A
Forfeited	(29,142)	8.00	8.00
Options outstanding June 30, 2018	651,000	$1.52	$0.71 - $2.51
Granted	0	N/A	N/A
Forfeited	(56,000)	1.46	$0.71 - $2.51
Options outstanding June 30, 2019	595,000	$1.53	$0.71 - $2.09
Options exercisable June 30, 2018	636,000	$1.52	$0.71 - $2.51
Options exercisable June 30, 2019	595,000	$1.53	$0.71 - $2.09

For the fiscal years ended June 30, 2019 and 2018, the Company recognized $1 and $8, respectively, of compensation expense for share options issued. As of June 30, 2019, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2019 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	15,000	4.22	15,000
$1.21	60,000	7.21	60,000
$1.22	190,000	3.18	190,000
$1.49	90,000	5.19	90,000
$1.67	50,000	2.37	50,000
$1.79	70,000	6.20	70,000
$2.09	120,000	2.20	120,000
	595,000	4.01	595,000

No options were exercised during the years ended June 30, 2019 and 2018. As of June 30, 2019 and 2018, the aggregate intrinsic value of options outstanding and options exercisable were $74 and $0, respectively.

Common Share Purchase Transactions

Common Share Purchase Tender Offer – On November 21, 2017. SunLink commenced a tender offer for the purchase of a portion of its common shares at a price of $1.60 per share (the “Offer”).  The offer expired on December 21, 2017 with 3,726,000 common shares tendered.  In accordance with the terms and conditions of the Offer, the Company accepted for payment a total of approximately 1,746,000 shares at a price of $1.60 per share for a total cost of $2,794, excluding fees and expenses relating to the offer.

Common Share Purchase – On June 5, 2018, the Company purchased 70,000 common shares for $1.40 per share, or $98 in total, from a director of the Company at a price equal to the closing price on that date of the Company’s shares on the NYSE American Exchange. This purchase was approved on June 1, 2018 by the Executive Committee of the Company’ Board of Directors.

Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the Program.  As of June 30, 2019, a total of 359,959 shares had been repurchased at a cost of $372, excluding fees and expensing relating to the Program. Additional shares of 390,041 remain authorized to be repurchased. The chart below shows by month the total shares repurchased and average price per share paid for the Program as of June 30, 2019.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Accumulated Other Comprehensive Loss —Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2017	$(327)	$(327)
Current period change	150	150
June 30, 2018	$(177)	$(177)
Current period change	(76)	(76)
June 30, 2019	$(253)	$(253)

11. INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	2019	2018
Current	$0	$0
Deferred	(82)	(345)
Total income tax expense (benefit)	$(82)	$(345)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2019	2018
Net operating loss carryforward	$6,766	$6,367
Depreciation expense	46	(97)
Allowances for receivables	125	111
Accrued expenses	603	617
Intangible assets	877	1,185
Pension liabilities	141	132
Other	67	58
	8,625	8,373
Less valuation allowance	(8,625)	(8,373)
Net deferred income tax assets	$0	$0

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	2019	2018
Income tax benefit at Federal statutory rate	$(436)	$(407)
Changes in valuation allowance—continuing operations	378	(2,889)
U.S. state income taxes, net of federal benefit	(45)	1
Deferred tax rate changes	32	2,971
Other	(11)	(21)
Total income tax benefit—continuing operations	$(82)	$(345)

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Under ASC 740, the impact of changes in tax law must be recorded in the financial statements in the reporting period that included the date of enactment. In addition, in conjunction with the TCJA, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 allows for recording certain effects of the TCJA as “provisional” during a one-year measurement period, which for the Company ended in the second quarter of fiscal 2019.

At June 30, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,625 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 30, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2019, the Company had approximately $16,700 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

    We recorded a discrete net tax benefit of $0 during the year ended June 30, 2018 related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Federal tax rate reduction to 21%.  No net tax benefit was recorded due to the Company’s full valuation allowance position.  The $296 of tax benefit recorded for the year ended June 30, 2018 was due to the release of the valuation allowance on the Company’s Alternative Minimum Tax (“AMT”) Credit, which became refundable under the TCJA. The final amount of AMT Credit valuation allowance release at June 30, 2018 was $305 due to adjustments made from the final June 30, 2017 tax return filing during the fourth quarter ended fiscal 2018.  We also recorded an additional $40 of tax benefit at June 30, 2018 unrelated to the remeasurement of U. S. deferred tax assets and liabilities. No changes were recorded to this provisional estimate during the year ended June 30, 2019. Pursuant to the requirements of SAB 118 as discussed above the Company has completed its accounting for the TCJA for the second quarter ended fiscal 2019.

12. EMPLOYEE BENEFITS

Defined Benefit Plans —No defined benefit plan is maintained for employees of either the Healthcare Services segment or the Pharmacy segment. Prior to 1997, SunLink maintained a defined benefit retirement plan covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and closed the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Since the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense has been classified as an expense of discontinued operations.

At June 30, 2019, the plan’s assets were invested 44% in cash and short term investments, 38% in equity investments and 18% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short term investments is based on the possible need for immediate liquidity as participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $88, $50, $48, $59, and $57 in pension benefits in the years ending June 30, 2020 through 2024, respectively. The plan expects to pay $430 in pension benefits for the years June 30, 2025 through 2029, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contributions of $107 and $100 to the plan during the years ended June 30, 2019 and 2018, respectively, and plans to make a contribution of $132 to the plan for the year ended June 30, 2020.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Service cost	$0	$0
Interest cost	56	55
Expected return on assets	(36)	(36)
Amortization of prior service cost	78	125
Settlement cost	39	15
Net pension expense	$137	$159
Weighted-average assumptions:
Discount rate	4.10%	3.80%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,420	$1,506
Interest cost	56	55
Actuarial (gain)loss	90	(47)
Benefits paid	(176)	(94)
Benefit obligation end of year	$1,390	$1,420
Change in Fair Value of Plan Assets:
Beginning fair value	$895	$891
Actual return on plan assets	1	(2)
Employer contribution	107	100
Benefits paid	(176)	(94)
Plan assets at end of year	$827	$895
Funded status of the plans	(563)	(525)
Unrecognized actuarial loss	384	376
Prepaid (accrued) benefit cost	$(179)	$(149)
Amounts Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	(179)	(149)
Accumulated other comprehensive loss*	384	376
Net amount recognized	$(563)	$(525)

*	Accumulated other comprehensive loss represents minimum pension liability adjustments.

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $85 was provided for the fiscal year ended June 30, 2019. A match of $157 was provided for the fiscal year ended June 30, 2018. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2019 and 2018.

13. ECONOMIC DAMAGES

The Pharmacy Segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and payments of approximately $22 and $944 (net of costs and attorneys’ fees) for years ended June 30, 2019 and 2018 were received. The net settlements are recognized as a gain in the results for those respective years.

14. SALE OF ASSETS

On October 11, 2018, the Company sold a vacant medical office building and approximately two adjacent acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $452 and is included in the results for the year ended June 30, 2019.

On January 11, 2018, Carmichael’s Cashway Pharmacy, Inc., a wholly owned subsidiary of the Company, sold the assets of a retail pharmacy operation it operates for approximately $410. A pre-tax gain on the sale of the assets of approximately $183 is included in the results for the year ended June 30, 2018.

15. COMMITMENTS AND CONTINGENCIES

Leases —The Company leases various land, buildings, and equipment under operating lease obligations having noncancelable terms ranging from one to 7 years. Rent expense was $609 and $615 for the years ended June 30, 2019 and 2018, respectively. Minimum lease commitments as of June 30, 2019 are as follows:

Fiscal year ending June 30:
2020	$592
2021	330
2022	129
2023	3
2024	0
$1,054

16. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to exempt from sale tax consideration any revenue from sales of products and services to beneficiaries of government insurance programs reimbursed by administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. Since this position could be challenged by state and local taxing authorities, the Company has continued to accrue the sales tax payment that could be payable if this amended position is challenged and the Company does not prevail.  The sales tax accrued at June 30, 2019 is $843 compared to $241 at June 30, 2018.

17. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $306 and $229 to the law firm in the fiscal years ended June 30, 2019 and 2018, respectively. Included in the Company’s consolidated balance sheets at June 30, 2019 and 2018 is $47 and $10 of amounts payable to the law firm.

On June 5, 2018, the Company purchased 70,000 common shares for $1.40 per share, or $98 in total, from a director of the Company at a price equal to the closing price on the date of the Company’s common shares on the NYSE American Exchange. This purchase was approved on June 1, 2018 by the Executive Committee of the Company’ Board of Directors.

18. SUBSEQUENT EVENTS

Sale of property — On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land.  After expenses, the Company received net proceeds from the sale of $348, which is being retained for working capital needs and general corporate purposes.  The pre-tax gain on the sale is approximately $100 which will be included in the results for the fiscal quarter ended September 30, 2019.

Stock option issuance — On September 9, 2019, a total of options for 50,000 shares were issued by the Company to non-employee directors (10,000 to each) at a price of $1.38 per share from the 2011 Director Stock Option Plan.

Stock option forfeiture — On September 9, 2019, 165,000 unexpired stock options issued under the 2005 Equity Incentive Plan with exercise prices $1.79 and $2.09 were forfeited by two employees.

19. FINANCIAL INFORMATION BY SEGMENTS

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

We evaluate performance of our operating segments based on revenue and operating profit (loss).  Segment information for the fiscal years ended June 30, 2019 and 2018 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2019
Net Revenues from external customers	$15,453	$30,165	$0	$45,618
Operating loss	(538)	147	(1,923)	(2,314)
Depreciation and amortization	336	1,147	3	1,486
Assets	7,612	8,273	8,534	24,419
Expenditures for property, plant and equipment	309	961	2	1,272
2018
Net Revenues from external customers	$15,745	$29,464	$0	$45,209
Operating loss	687	(119)	(1,680)	(1,112)
Depreciation and amortization	339	1,189	3	1,531
Assets	13,991	7,937	4,248	26,176
Expenditures for property, plant and equipment	318	814	0	1,132

19. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2019 and 2018 is as follows:

	2019		2018
	Amount	Per Share Amount	Amount	Per Share Amount
Loss from continuing operations	$(1,996)		$(226)
Basic:
Weighted-average shares outstanding	7,149	$(0.28)	8,283	$(0.03)
Diluted:
Weighted-average shares outstanding	7,149	$(0.28)	8,283	$(0.03)
Earnings (loss) from discontinued operations	$242		$(1,367)
Basic:
Weighted-average shares outstanding	7,149	$0.03	8,283	$(0.17)
Diluted:
Weighted-average shares outstanding	7,149	$0.03	8,283	$(0.17)
Net Loss	$(1,754)		$(1,593)
Basic:
Weighted-average shares outstanding	7,149	$(0.25)	8,283	$(0.19)
Diluted:
Weighted-average shares outstanding	7,149	$(0.25)	8,283	$(0.19)
Weighted-average number of shares outstanding—basic	7,149		8,283
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0
Weighted-average number of shares outstanding—diluted	7,149		8,283

Share options of 31 and 61 for the years ended June 30, 2019 and 2018 are not included in the computation of diluted earnings per share because their effect would be antidilutive.