Form 10-Q
period 2019-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2019-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(Zip Code)

(770) 933-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered Symbol(s)
Common Shares without par value	SSY	NYSE American
Preferred Share Purchase Rights

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of November 14, 2019 was 6,986,855.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2019	June 30,
	(unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,670	$7,742
Receivables – net	5,136	4,715
Inventory	1,989	2,016
Prepaid expense and other assets	2,271	2,185
Total current assets	17,066	16,658
Property, plant and equipment, at cost	19,742	19,520
Less accumulated depreciation	14,553	14,277
Property, plant and equipment – net	5,189	5,243
Noncurrent Assets:
Intangible assets – net	1,324	1,353
Income tax receivable	153	153
Assets held for sale	0	249
Right of use assets	1,317	0
Other noncurrent assets	762	763
Total noncurrent assets	3,556	2,518
TOTAL ASSETS	$25,811	$24,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,555	$1,564
Current maturities of long-term debt, net of debt issuance costs	2,772	2,836
Accrued payroll and related taxes	2,195	1,960
Accrued sales tax payable	1,061	843
Current operating lease liabilities	498	0
Other accrued expenses	1,164	1,207
Total current liabilities	9,245	8,410
Long-Term Liabilities
Long-term debt, net of debt issuance costs	115	127
Noncurrent liability for professional liability risks	662	705
Long-term operating lease liabilities	822	0
Other noncurrent liabilities	157	134
Total long-term liabilities	1,756	966
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,987 shares at September 30, 2019 and at June 30, 2019	3,493	3,493
Additional paid-in capital	10,773	10,745
Retained earnings	797	1,058
Accumulated other comprehensive loss	(253)	(253)
Total Shareholders’ Equity	14,810	15,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,811	$24,419

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net revenues	$11,652	10,207
Costs and Expenses
Cost of goods sold	4,344	3,917
Salaries, wages and benefits	4,909	4,674
Supplies	319	288
Purchased services	703	569
Other operating expenses	1,103	1,013
Rent and lease expense	159	135
Depreciation and amortization	335	338
Operating Loss	(220)	(727)
Other Income (Expense):
Gains on sale of assets	107	2
Interest expense, net	(30)	(61)
Loss from Continuing Operations before income taxes	(143)	(786)
Income Tax Benefit	0	0
Loss from Continuing Operations	(143)	(786)
Loss from Discontinued Operations, net of tax	(118)	(94)
Net Loss	(261)	(880)
Other comprehensive income	0	0
Comprehensive Loss	$(261)	$(880)
Loss Per Share:
Continuing Operations:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)
Discontinued Operations:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Net Loss:
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)
Weighted-Average Common Shares Outstanding:
Basic	6,987	7,347
Diluted	6,987	7,347

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net Cash Provided by (Used in) Operating Activities	$(95)	$458
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing Operations	(251)	(412)
Expenditures for property, plant and equipment - discontinued Operations	0	(44)
Proceeds from sale of other assets	355	2
Net Cash Provided by (Used in) Investing Activities	104	(454)
Cash Flows Used in Financing Activities:
Payments on long-term debt	(81)	(67)
Net Cash Used in Financing Activities	(81)	(67)
Net Decrease in Cash and Cash Equivalents	(72)	(63)
Cash and Cash Equivalents Beginning of Period	7,742	3,456
Cash and Cash Equivalents End of Period	$7,670	$3,393
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$52	$55
Income taxes	$(11)	$0
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$0	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2019

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2019 and for the three month periods ended September 30, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2019 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 27, 2019. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that the publicly traded Company or any particular subsidiary of the Company owns or operates any particular asset, business or property. Each operation and business described in this filing is owned and operated by a distinct and indirect subsidiaries of SunLink Health System, Inc.

Adoption of Recently Issued Accounting Standards

ASC 842, “Leases” – On July 1, 2019, the Company adopted cumulative accounting standard updates initially issued by the Financial Accounting Standards Board (“FASB”) that amend the accounting for leases and are codified as Accounting Standards Codification (“ASC”) 842. These lease accounting changes require operating leases be recorded on the balance sheet through the recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset.  The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less which do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. Our lease agreements do not contain any material residual value guarantees.

The Company elected the amended transition requirements allowed for by the FASB in Accounting Standards Update (“ASU”) 2018-11, which provides relief from requirements to recast prior comparative periods under ASC 842. As a result, the prior year comparative financial statements have not been restated to reflect the adoption of ASC 842. Additionally, the Company elected the “package of practical expedients” available in ASC 842 whereby an entity need not reassess expired contracts for lease identification or classification as a finance or operating lease, or reassess the initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. Certain of the Company’s lease agreements have lease and non-lease components, which for the majority of leases the Company accounts for separately when the actual lease and non-lease components are determinable. For equipment leases with immaterial non-lease components incorporated into the fixed rent payment, the Company accounts for the lease and non-lease components as a single lease component in determining the lease payment.

The adoption of ASC 842 on July 1, 2019 resulted in the Company recording $1,423 of operating lease liabilities and an equal amount of ROU assets with no impact on retained earnings. The adoption did not have a material impact on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended September 30, 2019.

Note 2. – Business Operations

Business Operations

SunLink Health Systems, Inc., through subsidiaries owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

Healthcare Services

•

A subsidiary which owns and operates Trace Regional Hospital and Floy Dyer Nursing Home (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychology unit (“GPU”), and a 66-bed nursing home. This facility focuses primarily on senior healthcare services.

•	A subsidiary which owns a medical building and approximately four (4) acres of land in Clanton, Alabama. A portion of the medical office building is currently partially rented to two tenants.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary, SunLink Health Systems Technology (SHS Technology), which provides information technology (IT) to outside customers and to SunLink subsidiaries.

Pharmacy

The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services, consisting of retail pharmacy sales conducted in rural markets at two locations in Louisiana.
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

.

Note 3. – Discontinued Operations

All of the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all of the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2019	2018
Net Revenues:
Parkside	$14	$1,845
Sold Hospitals	10	7
	$24	$1,852
Loss before income taxes:
Parkside	$(60)	$(58)
Sold Hospitals	(33)	(11)
Life sciences and engineering	(25)	(25)
Earnings (Loss) from operations before income taxes	(118)	(94)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(118)	$(94)

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale was $2,136 in the fiscal year ended June 30, 2019.  The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of four hospital (“Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The loss before income taxes of the Sold Hospitals results primarily from the effects of retained professional liability insurance and claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2019 and 2018, respectively.

The components of pension expense for the three months ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended
	September 30,
	2019	2018
Interest Cost	$14	$14
Expected return on assets	(9)	(9)
Amortization of prior service cost	20	20
Net pension expense	$25	$25

SunLink contributed $33 to the plan in the three months ended September 30, 2019 and expects to contribute an additional $100 during the remaining three fiscal quarters of the fiscal year ending June 30, 2020.

Note 4. – Shareholders’ Equity

2018 Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“2018 Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the 2018 Program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the 2018 Program.  As of September 30, 2019, a total of 359,959 shares had been repurchased at a cost of $372, excluding fees and expenses relating to the offer. A total of 359,959 shares were purchased in open market transactions or privately negotiation transactions pursuant to the 2018 Program before its termination on October 3, 2019.   The chart below shows by month the total shares repurchased and average price per share paid for the 2018 Program prior to its termination.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

2019 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program (“2019 Program”) approved by its Board of Directors which authorizes the Company to purchase up to $750 of its common shares in the open market.  As of the date of this filing, no shares have been repurchased under the 2019 Program.

Stock-Based Compensation – For the three months ended September 30, 2019 and 2018, the Company recognized $28 and $1, respectively, in stock-based compensation for options issued to employees and directors of the Company.   The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were 50,000 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2019, and no shares granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2018.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Medicare	$5,064	$4,210
Medicaid	3,183	2,998
Retail and Institutional Pharmacy	1,699	1,633
Managed Care & Other Insurance	1,519	1,121
Self-pay	148	199
Rent	10	14
Other	29	32
Total Net Revenues	$11,652	$10,207

Summary information for accounts receivable is as follows:

	September 30, 2019	June 30, 2019
Accounts receivable (net of contractual allowances)	$5,598	$5,230
Less allowance for concession adjustments	(462)	(515)
Patient accounts receivable - net	$5,136	$4,715

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Healthcare Services	Pharmacy	Total
Balance at July 1, 2019	$331	$184	$515
Additions recognized as a reduction to revenues:
Continuing Operations	49	63	112
Discontinued Operations	(20)	0	(20)
Accounts written off, net of recoveries	(74)	(71)	(145)
Balance at September 30, 2019	$286	$176	$462

Three Months Ended September 30, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	47	103	150
Discontinued Operations	(19)	0	(19)
Accounts written off, net of recoveries	(96)	(113)	(209)
Balance at September 30, 2018	$185	$266	$451

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	September 30, 2019	June 30, 2019
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,568)	(1,539)
Net Intangibles	$1,324	$1,353

Amortization expense was $29 and $29 for the three months ended September 30, 2019 and 2018, respectively.

Note 7. –Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2019	June 30, 2019
Trace RDA Loan	$2,928	$2,999
Capital Lease	148	159
Less unamortized debt issuance costs	(189)	(195)
Less current maturities	(2,772)	(2,836)
Long-term Debt	$115	$127

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid.  The Trace RDA Loan interest rate is the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.0% at September 30, 2019). The Trace RDA Loan is collateralized by real estate and equipment of Trace and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios.  The Company is discussing with the lender a waiver of this non-compliance but a waiver of non-compliance has not been received as of the date of filing this report. Trace was in compliance with the covenants as measured at September 30, 2019, but since the non-compliance for June 30, 2019 has not been waived, the entire amount of the Trace RDA loan is classified as current at September 30, 2019.  No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, available cash resources and its ability to retain or generate sufficient cash, including from operating activities and asset sales. If available cash resources were at any time insufficient or Trace were unable to retain or generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA loan.  The pre-payment was made with cash on hand.  The Company expects to report in the quarter ended December 31, 2019 a non-cash loss on early extinguishment of debt relating to the pre-payment of approximately $160.

Note 8. – Income Taxes

Income tax benefit of $0 ($0 federal  and state tax  expense) and income tax expense of $0 ($0 federal tax expense and state tax expense) was recorded for continuing operations for the three months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,673 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2019, the Company had approximately $18,200 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index  determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended September 30, 2019 are as follows:

Three Months Ended
Lease Cost	September 30, 2019
Operating lease cost:
Operating lease cost	$147
Short-term rent expense	5
Variable lease cost	7
Total operating lease cost	$159

Finance lease cost:
Amortization right-of-use assets	$9
Interest on finance lease liabilities	3
Total finance lease cost	$12

Supplemental balance sheet information to leases was as follows:

		As of
	Balance Sheet Classifications	September 30, 2019
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$1,317

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203
Accumulated amortization	Accumulated depreciation	22
Current finance lease liabilities	Current maturities of long-term debt	33
Long-term finance lease liabilities	Long-term debt	115

Supplemental cash flow and other information related to leases as of and for the three months ended September 30, 2019 are as follows:

Three Months Ended
Other information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139
Operating cash flows from finance leases	3
Financing cash flow from finance leases	8
Right-of-use assets obtained in exchange for new finance lease liabilities	0
Right-of-use assets obtained in exchange for new operating lease liabilities	148
Weighted-average remaining lease term:
Operating leases	4.16 years
Finance leases	3.84 years
Weighted-average discount rate:
Operating leases	6.54%
Finance leases	5.53%

Commitments relating to non-cancellable operating and finance leases as of September 30, 2019 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$579	$31
2 years	392	42
3 years	261	42
4 years	104	41
5+ years	271	17
Total minimum future payments	1,607	173
Less: Imputed interest	(287)	(25)
Total liabilities	1,320	148
Less: Current portion	(498)	(33)
Long-term liabilities	$822	$115

Note 10. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest on outstanding debt from continuing operations at September 30, 2019 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$2,961	$187
2 years	35	7
3 years	37	5
4 years	40	2
5+ years	3	0
	$3,076	$201

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters, including those relating to prior assets sales.

Note 11. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $118 and $76 for legal services to this law firm in the three months ended September 30, 2019 and 2018, respectively.  Included in the Company’s condensed consolidated balance sheets at September 30, 2019 and June 30, 2019 is $100 and $47, respectively, of amounts payable to this law firm.

Note 12. – Asset Sale

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s three months results ended September 30, 2019.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of September 30, 2019 and 2018 and for the three months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended September 30, 2019,
Net revenues from external customers	$4,232	$7,420	$0	$11,652
Operating profit (loss)	168	263	(651)	(220)
Depreciation and amortization	88	246	1	335
Assets	8,641	8,452	8,718	25,811
Expenditures for property, plant and equipment	38	213	0	251
As of and for the three months ended September 30, 2018,
Net revenues from external customers	$3,691	$6,516	$0	$10,207
Operating loss	(216)	(57)	(454)	(727)
Depreciation and amortization	82	256	0	338
Assets	13,451	8,067	4,195	25,713
Expenditures for property, plant and equipment	143	269	0	412

Note 14. – Subsequent Events

2019 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program approved by its Board of Directors that authorizes the Company to purchase up to $750 of its common shares in the open market.  As of the date of this filing, no shares have been repurchased under this program.

Trace RDA Prepayment – On October 7, 2019, the Company made a $2,500 pre-payment to the Trace RDA loan.  The pre-payment was made with cash on hand.  The Company expects to report, in the quarter ended

December 31, 2019, a non-cash loss on early extinguishment of debt relating to the pre-payment of approximately $160.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. Throughout item 2, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, including through tender offers completed in February and December 2017, a private purchase and open market repurchases of its common shares in December 2018, and to make improvements to its Healthcare Services and Pharmacy businesses. The Company may also use existing cash, as well as any net proceeds from future dispositions, if any, to, among other things, prepay debts, return capital to shareholders, including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services, Pharmacy or other businesses, and for other general corporate purposes. There is no assurance that any further dispositions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2019 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes.

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended
	September 30,
	2019	2018	% Change
Net Revenues - Healthcare Services	$4,232	$3,691	14.7%
Net Revenues - Pharmacy	7,420	6,516	13.9%
Total Net Revenues	11,652	10,207	14.2%
Costs and expenses	(11,872)	(10,934)	8.6%
Operating loss	(220)	(727)	(69.7)%
Interest expense - net	(30)	(61)	(50.8)%
Gain on sale of assets	107	2	NA
Loss from continuing operations before income taxes	$(143)	$(786)	(81.8)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Medicare	$5,064	$4,210
Medicaid	3,183	2,998
Retail and Institutional Pharmacy	1,699	1,633
Managed Care & Other Insurance	1,519	1,121
Self-pay	148	199
Rent	10	14
Other	29	32
Total Net Revenues	$11,652	$10,207

The Healthcare Services segment in the current year is composed of one hospital, one nursing home, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries, a leased medical office building and unimproved land. Healthcare Services net revenues increased $541, or 14.7%, for the three months ended September 30, 2019 compared to net revenues for the comparable prior year period. The increase in net revenues for the first fiscal quarter this year resulted from increased hospital and nursing home net revenues that were only partially offset by decreased information technology services net revenues. Hospital patient days increased 2% while nursing home resident days increased 10% in this year’s first fiscal quarter compared to the prior year. There were no prior years’ Medicare and Medicaid cost report settlements for the three months ended September 30, 2019 and 2018.

Pharmacy segment net revenues for the three months ended September 30, 2019 increased $904, or 14% from the three months ended September 30, 2018. The increased net revenues included a 24% increase in Institutional Pharmacy net revenues, a 9% increase in Durable Medical Equipment (“DME”) net revenues and a 5% increase in Retail Pharmacy net revenues. The Institutional Pharmacy servicing for new institutional contracts resulted in a 22% increase in scripts filled this quarter over the comparable prior year period. DME sales orders increased 15% this quarter due to an increase in demand for nutrition and respiratory products.

Costs and expenses, including depreciation and amortization, were $11,872 and $10,934 for the three months ended September 30, 2019 and 2018, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2019	2018
Cost of goods sold	37.2%	38.4%
Salaries, wages and benefits	42.1%	45.8%
Supplies	2.7%	2.8%
Purchased services	6.0%	5.6%
Other operating expenses	9.5%	9.9%
Rent and lease expense	1.4%	1.3%
Depreciation and amortization expense	2.9%	3.3%

All expense categories except purchase services and rent decreased as a percent of net revenues for the three months ended September 30, 2019 compared to same period last fiscal year primarily due to the higher net revenues this year. Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital.

Operating Loss

The Company reported an operating loss of $220 for the three months ended September 30, 2019 compared to an operating loss of $727 for the three months ended September 30, 2018. The reduced operating loss for the three months ended September 30, 2019 compared to the operating loss for the prior year’s three month period was primarily a result of the 14% increase in net revenues this year.

Asset Sales

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s three months results ended September 30, 2019.

Interest Expense -Net

Interest expense was $30 and $61 for the three months ended September 30, 2019 and 2018, respectively. The decrease in interest expense for the three month period this year resulted from lower debt outstanding in the current fiscal year net of interest income on short-term investments.

Income Taxes

No income tax benefit (federal or state tax  expense) or  income tax benefit  (federal tax expense or state tax expense) was recorded for continuing operations for the three months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,673 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at September 30, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2019, the Company had approximately $18,200 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

         The Company has in effect a Tax Benefits Preservation Rights Plan (TBPRP) designed to preserve its net operating loss carry forwards (NOLs) so that they may be used in the future if the Company achieves net  taxable income arising from, among other things, operations, gains from asset sales or other corporate transactions, if any. The Company’s ability to use its NOLs would be substantially limited if an “ownership change” under Section 382 of the Internal Revenue Code were to occur. Ownership changes under Section 382 generally relate to the cumulative change in ownership among shareholders with an ownership interest of 5% or more (as determined under Section 382’s rules) over a rolling three year period. The TBPRP is designed to reduce the likelihood of an “ownership change” occurring. Under the TBPRP, if any person or group acquires 4.9% or more of the outstanding common shares of the Company without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the ownership interest of such person or group. Shareholders who owned 4.9% or more of the outstanding common shares of the Company as of September 29, 2016 will trigger a dilutive event only if they acquire additional shares, subject to specified exceptions. The TBPRP is similar to rights plans adopted by other public companies with significant net operating losses.

Loss from Continuing Operations after Income Taxes

Loss from continuing operations after income tax was $143 for the three months ended September 30, 2019 as compared to a loss from continuing operations after income tax of $786 for the three months ended September 30, 2018. The lower loss from continuing operations resulted from the $1,445 increase in net revenues this quarter and the $107 gains on sale of assets this quarter.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $118 for the three months ended September 30, 2019 and $94 for the three months ended September 30, 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was $261 (a loss of $0.04 per fully diluted share) as compared to a net loss of $880 (a loss of $0.12 per fully diluted share) for the three months ended September 30, 2018.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $7,670 at September 30, 2019. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We from time to time nevertheless seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand and from the sale of assets.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid. The Trace RDA Loan interest rate is the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (6.0% at September 30, 2019). The Trace RDA Loan is collateralized by real estate and equipment of Trace, and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

The Trace RDA Loan contains various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios.  The Company is discussing with the lender a waiver of this non-compliance but a waiver of non-compliance has not been received as of the date of filing this report. Trace was in compliance with the covenants as measured at September 30, 2019, but since the non-compliance for June 30, 2019 has not been waived, the entire amount of the Trace RDA loan is classified as current at September 30, 2019.  No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated. The ability of Trace to continue to make the required debt service payments under the Trace RDA Loan depends on, among other things, available cash resources and its ability to retain or generate sufficient cash, including from operating activities and asset sales. If available cash resources were at any time insufficient or Trace were unable to retain or generate sufficient cash to meet debt service payments on the Trace RDA Loan, including in the event the lender were to declare an event of default and accelerate the maturity of the indebtedness, such failure could have material adverse effects on the Company.

On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA loan.  The pre-payment was made with cash on hand.  The Company expects to report in the quarter ended December 31, 2019 a non-cash loss on early extinguishment of debt relating to the pre-payment of approximately $160.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2019 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$2,961	$579	$187
2 years	35	392	7
3 years	37	261	5
4 years	40	104	2
5+ years	3	271	0
	$3,076	$1,607	$201

At September 30, 2019, we had outstanding debt of $3,076 consisting of $2,928 under the Trace RDA Loan and $148 of capital lease debt.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all of the assets of four hospital (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2019 and 2018, respectively.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $118 and $76 for legal services to this law firm in the three months ended September 30, 2019 and 2018, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2019 and June 30, 2019 is $100 and $47, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2019 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A -Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2019