Form 10-Q
period 2019-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2020-02-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of February 13, 2020 was 6,978,769.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	June 30,
	(unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,607	$7,742
Receivables - net	5,627	4,715
Inventory	2,056	2,016
Prepaid expense and other assets	2,094	2,185
Total current assets	14,384	16,658
Property, plant and equipment, at cost	20,267	19,520
Less accumulated depreciation	14,855	14,277
Property, plant and equipment - net	5,412	5,243
Noncurrent Assets:
Intangible assets - net	1,295	1,353
Income tax receivable	153	153
Assets held for sale	0	249
Right of use assets	1,194	0
Other noncurrent assets	385	763
Total noncurrent assets	3,027	2,518
TOTAL ASSETS	$22,823	$24,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,647	$1,564
Current maturities of long-term debt, net of debt issuance costs	327	2,836
Accrued payroll and related taxes	1,885	1,960
Accrued sales tax	1,132	843
Current operating lease liabilties	455	0
Other accrued expenses	994	1,207
Total current liabilities	6,440	8,410
Long-Term Liabilities
Long-term debt	110	127
Noncurrent liability for professional liability risks	623	705
Long-term operating lease liabilities	741	0
Other noncurrent liabilities	147	134
Total long-term liabilities	1,621	966
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,983 shares at December 31, 2019 and 6,987 at June 30, 2019	3,492	3,493
Additional paid-in capital	10,768	10,745
Retained earnings	755	1,058
Accumulated other comprehensive loss	(253)	(253)
Total Shareholders’ Equity	14,762	15,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,823	$24,419

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues	$12,805	12,151	24,457	22,358
Costs and Expenses
Cost of goods sold	5,097	5,255	9,441	9,172
Salaries, wages and benefits	4,849	4,620	9,758	9,294
Supplies	334	324	653	612
Purchased services	753	585	1,456	1,154
Other operating expenses	994	982	2,097	1,995
Rent and lease expense	147	168	306	303
Depreciation and amortization	350	351	685	689
Operating Profit (Loss)	281	(134)	61	(861)
Other Income (Expense):
Gains on sale of assets	86	452	193	454
Loss on extinguishment of debt	(160)	0	(160)	0
Interest expense, net	(4)	(60)	(34)	(121)
Earnings (Loss) from Continuing Operations before income taxes	203	258	60	(528)
Income Tax Benefit	0	0	0	0
Income (Loss) from Continuing Operations	203	258	60	(528)
Income (Loss) from Discontinued Operations, net of tax	(245)	47	(363)	(47)
Net Income (Loss)	(42)	305	(303)	(575)
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(42)	$305	$(303)	$(575)
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.03	$0.04	$0.01	$(0.07)
Diluted	$0.03	$0.04	$0.01	$(0.07)
Discontinued Operations:
Basic	$(0.04)	$0.01	$(0.05)	$(0.01)
Diluted	$(0.04)	$0.01	$(0.05)	$(0.01)
Net Earnings (Loss):
Basic	$(0.01)	$0.04	$(0.04)	$(0.08)
Diluted	$(0.01)	$0.04	$(0.04)	$(0.08)
Weighted-Average Common Shares Outstanding:
Basic	6,986	7,271	6,986	7,309
Diluted	6,992	7,278	7,012	7,309

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Net Cash Provided by (Used in) Operating Activities	$(443)	$144
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(548)	(644)
Expenditures for property, plant and equipment - discontinued operations	0	(50)
Proceeds from sale of other assets	558	937
Net Cash Provided by Investing Activities	10	243
Cash Flows Used in Financing Activities:
Payments on long-term debt	(2,698)	(138)
Repurchase of common shares	(4)	(379)
Net Cash Used in Financing Activities	(2,702)	(517)
Net Decrease in Cash and Cash Equivalents	(3,135)	(130)
Cash and Cash Equivalents Beginning of Period	7,742	3,456
Cash and Cash Equivalents End of Period	$4,607	$3,326
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$61	$109
Income taxes	$(43)	$0
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$0	$176
Assets acquired in exchange for note receivable	$371	$0
Right-of-use assets obtained in exchange for lease liabilities	$1,448	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2019 and for the three and six month periods ended December 31, 2019 and 2018 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2019 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all of the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 27, 2019. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that the publicly traded Company or any particular subsidiary of the Company owns or operates any particular asset, business or property. Each operation and business described in this filing is owned and operated by a distinct and indirect subsidiary of SunLink Health System, Inc.

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

The adoption of ASC 842 on July 1, 2019 resulted in the Company recording $1,423 of operating lease liabilities and an equal amount of ROU assets with no impact on retained earnings. The adoption did not have a material impact on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three and six months ended December 31, 2019.

Note 2. – Business Operations

SunLink Health Systems, Inc., through subsidiaries, owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s subsidiaries’ businesses are composed of two business segments:

Healthcare Services

•

A subsidiary which owns and operates Trace Regional Hospital and Floy Dyer Nursing Home (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychology unit (“GPU”), and a 66-bed nursing home. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (SHS Technology), based in Atlanta, Georgia, which provides information technology (IT) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.

Pharmacy

The Pharmacy segment is composed of four operational areas which are conducted primarily in rural markets in Louisiana:

•	Retail pharmacy products and services, provided by a retail pharmacy.
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

.

Note 3. – Discontinued Operations

All the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Revenues:
Parkside Nursing Home	$3	$2,072	$17	$3,917
Sold Hospitals	10	6	20	13
	$13	$2,078	$37	$3,930
Earnings (Loss) before income taxes:
Parkside Nursing Home	$(120)	$122	$(180)	$64
Sold Hospitals	(82)	(51)	(115)	(62)
Life sciences and engineering	(43)	(24)	(68)	(49)
Earnings (Loss) from discontinued operations before income taxes	(245)	47	(363)	(47)
Income tax expense	0	0	0	0
Earnings (Loss) from discontinued operations	$(245)	$47	$(363)	$(47)

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale was $2,136, which was recognized in the fiscal year ended June 30, 2019.  The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – Subsidiaries of the Company have sold substantially all the assets of four hospitals (“Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The loss before income taxes of the Sold Hospitals results primarily from the effects of retained professional liability insurance and claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2019 and 2018, respectively.

The components of pension expense for the three months ended December 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest Cost	$10	$14	$24	$28
Expected return on assets	(8)	(9)	(17)	(18)
Amortization of prior service cost	41	19	61	39
Net pension expense	$43	$24	$68	$49

SunLink contributed $66  to the plan in the six months ended December 31, 2019 and expects to contribute an additional $66 during the remaining two fiscal quarters of the fiscal year ending June 30, 2020.

Note 4. – Shareholders’ Equity

2019-2020 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program (“2019-2020 Program”) approved by its Board of Directors which authorizes the Company to purchase up to $750 of its common shares in the open market.  As of December 31, 2019, a total of 3,814 shares have been repurchased at a cost of approximately $4. The chart below shows by month the total shares repurchased and average price per share paid for the 2019-2020 Program through December 31, 2019. As of the date of this filing, the Company has repurchased 8,086 shares at a cost of approximately $9. On January 31, 2020, the Company announced its Board of Directors had extended the terminate date of the 2019-2020 Program to June 1, 2020, unless it further extended or earlier terminated by the Company.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2019	935	$1.17
December 2019	2,879	1.18
Total	3,814	$1.17

2018 Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“2018 Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the 2018 Program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the 2018 Program.  As of October 3, 2019, the 2018 Program termination date, a total of 359,959 shares were repurchased at a cost of approximately $372, excluding fees and expenses relating to the offer.  The chart below shows by month the total shares repurchased and average price per share paid for the 2018 Program prior to its termination.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Stock-Based Compensation – For the three months ended December 31, 2019 and 2018, the Company recognized  no stock-based compensation for options issued to employees and directors of the Company.  For the six months ended December 31, 2019 and 2018, the Company recognized $27 and $1, respectively, in stock-based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were 50,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2019, and no shares granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2018.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Medicare	$5,295	$3,372	10,359	7,582
Medicaid	4,061	5,149	7,244	8,147
Retail and Institutional Pharmacy	1,442	1,642	3,141	3,275
Managed Care & Other Insurance	1,877	1,751	3,396	2,872
Self-pay	90	185	238	384
Rent	8	16	18	30
Other	32	36	61	68
Total Net Revenues	$12,805	$12,151	$24,457	$22,358

Summary information for accounts receivable is as follows:

	December 31, 2019	June 30, 2019
Accounts receivable (net of contractual allowances)	$6,275	$5,230
Less allowance for concession adjustments	(648)	(515)
Patient and customer accounts receivable - net	$5,627	$4,715

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three months ended December 31, 2019 and 2018:

Three Months Ended December 31, 2019	Healthcare Services	Pharmacy	Total
Balance at October 1, 2019	$286	$176	$462
Additions recognized as a reduction to revenues:
Continuing Operations	361	171	532
Discontinued Operations	(14)	0	(14)
Accounts written off, net of recoveries	(240)	(92)	(332)
Balance at December 31, 2019	$393	$255	$648

Six Months Ended December 31, 2019	Healthcare Services	Pharmacy	Total
Balance at July 1, 2019	$331	$184	$515
Additions recognized as a reduction to revenues:
Continuing Operations	410	234	644
Discontinued Operations	(34)	0	(34)
Accounts written off, net of recoveries	(314)	(163)	(477)
Balance at December 31, 2019	$393	$255	$648

Three Months Ended December 31, 2018	Healthcare Services	Pharmacy	Total
Balance at October 1, 2018	$185	$266	$451
Additions recognized as a reduction to revenues:
Continuing Operations	126	96	222
Discontinued Operations	(15)	0	(15)
Accounts written off, net of recoveries	(65)	(134)	(199)
Balance at December 31, 2018	$231	$228	$459

Six months Ended December 31, 2018	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	173	199	372
Discontinued Operations	(34)	0	(34)
Accounts written off, net of recoveries	(161)	(247)	(408)
Balance at December 31, 2018	$231	$228	$459

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31, 2019	June 30, 2019
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,597)	(1,539)
Net Intangibles	$1,295	$1,353

Amortization expense was $29 and $29 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense was $58 and $58 for the six months ended December 31, 2019 and 2018, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2019	June 30, 2019
Trace RDA Loan	$316	$2,999
Capital Lease	143	159
Less unamortized debt issuance costs	(22)	(195)
Less current maturities	(327)	(2,836)
Long-term Debt	$110	$127

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid.  The Trace RDA Loan interest rate is the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.75% at December 31, 2019). The Trace RDA Loan is collateralized by real estate and equipment of Trace and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the three and six months ended December 31, 2019.

Based on the current Trace RDA Loan amortization schedule, the outstanding balance of the Loan is required to be repaid in October 2020.  Accordingly, the outstanding loan amount at December 31, 2019 is classified as a current liability.

On February 12, 2020, the Company paid the outstanding balance of the Trace RDA Loan.  See Note 16. – Subsequent Events.

The Trace RDA Loan contains various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios.  The Company had discussed with the lender a waiver of this non-compliance, but a waiver of non-compliance has not been received as of the date of filing this report. Trace was in compliance with the covenants as measured at September 30, 2019 and December 31, 2019. No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated.

Note 8. – Income Taxes

Income tax benefit of $0 ($0 federal  and state tax  expense) and income tax expense of $0 ($0 federal tax and state tax expense) was recorded for continuing operations for the three and six months ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,674 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31, 2019, the Company had approximately $19,200 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2019 are as follows:

	Three Months Ended	Six Months Ended
Lease Cost	December 31, 2019	December 31, 2019
Operating lease cost:
Operating lease cost	$143	$290
Short-term rent expense	4	15
Variable lease cost	0	1
Total operating lease cost	$147	$306

Finance lease cost:
Amortization right-of-use assets	$9	$18
Interest on finance lease liabilities	2	5
Total finance lease cost	$11	$23

Supplemental balance sheet information to leases was as follows:

		As of
	Balance Sheet Classifications	December 31, 2019
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$1,194

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203
Accumulated amortization	Accumulated depreciation	29
Current finance lease liabilities	Current maturities of long-term debt	33
Long-term finance lease liabilities	Long-term debt	110

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2019 are as follows:

	Three Months Ended	Six Months Ended
Other information	December 31, 2019	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150	$289
Operating cash flows from finance leases	2	5
Financing cash flow from finance leases	8	16
Right-of-use assets obtained in exchange for new finance lease liabilities	0	0
Right-of-use assets obtained in exchange for new operating lease liabilities	9	1,448
Weighted-average remaining lease term:
Operating leases	3.91 years	3.91 years
Finance leases	3.77 years	3.77 years
Weighted-average discount rate:
Operating leases	6.54%	6.54%
Finance leases	5.53%	5.53%

Commitments relating to non-cancellable operating and finance leases as of December 31, 2019 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$506	$42
2 years	352	42
3 years	146	42
4 years	103	37
5+ years	222	0
Total minimum future payments	1,329	163
Less: Imputed interest	(133)	(20)
Total liabilities	1,196	143
Less: Current portion	(455)	(33)
Long-term liabilities	$741	$110

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to exempt from sales tax consideration any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. The Company is in the process of filing amended sales tax returns for periods still available to file such amended returns under the applicable statutes of limitations, and it intends to file amended sales tax returns for all such prior periods. Refunds have been received from two taxing authorities in the amounts claimed in such amended returns. Amounts claimed for these two taxing authorities believed to be estimable and probable of collection have been recorded in the quarter ended December 31, 2019 in the amount of $267. The subsidiary’s position with other local taxing authorities has not yet been determined probable of collection; therefore, the subsidiary has continued to accrue the amounts for sales tax estimates that it believes would be payable if its amended returns position is challenged and the Company does not prevail.  The sales tax accrued at December 31, 2019 is $1,132 compared to $843 at June 30, 2019.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest on outstanding debt from continuing operations at December 31, 2019 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$349	$16
2 years	35	6
3 years	38	4
4 years	37	1
5+ years	0	0
	$459	$27

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters, including those relating to prior assets sales.

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $62 and $59 for legal services to this law firm in the three months ended December 31, 2019 and 2018, respectively.  The Company expensed an aggregate of $180 and $135 for legal services to this law firm in the six months ended December 31, 2019 and 2018, respectively.  Included in the Company’s condensed consolidated balance sheets at December 31, 2019 and June 30, 2019 is $19 and $47, respectively, of amounts payable to this law firm.

Note 13. – Asset Sales

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the six months ended December 31, 2019.

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s three and six months results ended December 31, 2019.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s three and six months results ended December 31, 2018.

Note 14. – Land Acquisition

In conjunction with the 2014 settlement of a lawsuit, the Company received a five-year promissory note maturing in October 2019. The note was secured by a non-recourse mortgage on approximately 24.74 acres of real property in Ellijay, Georgia.  The terms of the Note and mortgage provided that if the owner of the real property did not pay the note at maturity, the Company could foreclose and take title to the property.  The real property was conveyed to the Company on November 1, 2019 by deed in lieu of payment of the note.  The market value of the note was estimated to be $371 which was based on a September 2019 appraisal of the property and the land was valued at $371 at the conveyance of the property by the Company.

Note 15. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2019 and 2018 and for the three and six months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2019,
Net revenues from external customers	$4,314	$8,491	$0	$12,805
Operating profit (loss)	297	518	(534)	281
Depreciation and amortization	89	260	1	350
Assets	7,339	9,892	5,592	22,823
Expenditures for property, plant and equipment	17	280	0	297
As of and for the three months ended December 31, 2018,
Net revenues from external customers	$4,081	$8,070	$0	$12,151
Operating profit (loss)	326	61	(521)	(134)
Depreciation and amortization	85	266	0	351
Assets	13,069	8,605	4,052	25,726
Expenditures for property, plant and equipment	59	173	0	232
As of and for the six months ended December 31, 2019,
Net revenues from external customers	$8,546	$15,911	$0	$24,457
Operating profit (loss)	465	781	(1,185)	61
Depreciation and amortization	177	506	2	685
Assets	7,339	9,892	5,592	22,823
Expenditures for property, plant and equipment	55	493	0	548
As of and for the six months ended December 31, 2018,
Net revenues from external customers	$7,772	$14,586	$0	$22,358
Operating profit (loss)	110	4	(975)	(861)
Depreciation and amortization	166	522	1	689
Assets	13,069	8,605	4,052	25,726
Expenditures for property, plant and equipment	202	442	0	644

Note 16. – Subsequent Events

Payment of Trace RDA Loan outstanding balance– On February 12, 2020, the Company paid the total $278 outstanding balance of the Trace RDA loan. The pre-payment was made with cash on hand.  The Company expects to report, in the quarter ended March 31, 2020, a non-cash loss on early extinguishment of debt relating to the pre-payment of approximately $20.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, including through tender offers completed in February and December 2017, a private purchase and open market repurchases of its common shares in November and December 2018 and in November and December 2019, and to make improvements to its Healthcare Services and Pharmacy businesses. The Company may also use existing cash to, among other things, prepay debts, return capital to shareholders, including through potential public or private purchases of shares, improve its existing businesses, make selective acquisitions of Healthcare Services, Pharmacy or other businesses (including incurring additional debt to do so), and for other general corporate purposes. There is no assurance that any further dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, but the Company is not currently offering any of its businesses for sale.

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

Financial Summary

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	% Change	2019	2018	% Change
Net Revenues - Healthcare Services	$4,314	$4,081	5.7%	$8,546	$7,772	10.0%
Net Revenues - Pharmacy	8,491	8,070	5.2%	15,911	14,586	9.1%
Total Net Revenues	12,805	12,151	5.4%	24,457	22,358	9.4%
Costs and expenses	(12,524)	(12,285)	1.9%	(24,396)	(23,219)	5.1%
Operating profit (loss)	281	(134)	(309.7)%	61	(861)	(107.1)%
Interest expense - net	(4)	(60)	(93.3)%	(34)	(121)	(71.9)%
Loss on extinguishment of debt	(160)	0	NA	(160)	0	NA
Gain on sale of assets	86	452	(81.0)%	193	454	(57.5)%
Earnings (Loss) from continuing operations before income taxes	$203	$258	(21.3)%	$60	$(528)	(111.4)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Medicare	$5,295	$3,372	10,359	7,582
Medicaid	4,061	5,149	7,244	8,147
Retail and Institutional Pharmacy	1,442	1,642	3,141	3,275
Managed Care & Other Insurance	1,877	1,751	3,396	2,872
Self-pay	90	185	238	384
Rent	8	16	18	30
Other	32	36	61	68
Total Net Revenues	$12,805	$12,151	$24,457	$22,358

The Healthcare Services segment in the current year is composed of one hospital, one nursing home, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries, a leased medical office building and unimproved land. Healthcare Services net revenues increased $233, or 5.7%, for the three months ended December 31, 2019 compared to net revenues for the comparable prior year period. The increase in net revenues for the second fiscal quarter this year resulted from increased nursing home patient days which were only partially offset by decreased information technology services net revenues. The settlement of prior year Medicare and Medicaid cost reports increased net revenues from continuing operations by $107 for the three and six months ended December 31, 2019 and decreased net revenues from continuing operations by $15 for the three and six months ended December 31, 2018.

Pharmacy segment net revenues for the three months ended December 31, 2019 increased $421, or 5% from the three months ended December 31, 2018. The increased net revenues resulted from an increase in Durable Medical Equipment (“DME”) sales orders sold and Retail Pharmacy scripts filled this quarter, over the comparable prior year period.

Healthcare Services net revenues increased $774, or 10.0%, for the six months ended December 31, 2019 compared to net revenues for the comparable prior year period. The increase in net revenues for the six months this year resulted from increased hospital and nursing home patient days only partially offset by decreased information technology services net revenues.

Pharmacy segment net revenues for the six months ended December 31, 2019 increased $1,325 or 9.1% from the six months ended December 31, 2018. The increased net revenues resulted from an increase in DME sales orders and increases in Institutional Pharmacy and Retail Pharmacy scripts filled.

Costs and expenses, including depreciation and amortization, were $12,524 and $12,285 for the three months ended December 31, 2019 and 2018, respectively. Costs and expenses, including depreciation and amortization, were $24,396 and $23,219 for the six months ended December 31, 2019 and 2018, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of goods sold	39.8%	43.3%	38.6%	41.0%
Salaries, wages and benefits	37.8%	38.0%	39.9%	41.6%
Supplies	2.6%	2.7%	2.7%	2.7%
Purchased services	5.9%	4.8%	6.0%	5.2%
Other operating expenses	7.8%	8.1%	8.6%	8.9%
Rent and lease expense	1.1%	1.4%	1.3%	1.4%
Depreciation and amortization expense	2.7%	2.9%	2.8%	3.1%

All expense categories except purchased services decreased as a percent of net revenues for the three and six months ended December 31, 2019 compared to same period last fiscal year primarily due to the higher net revenues this year. Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital.

Operating Profit (Loss)

The Company reported an operating profit of $239 for the three months ended December 31, 2019 compared to an operating loss of $134 for the three months ended December 31, 2018. The increase in operating profit for the three months ended December 31, 2019 compared to the operating loss for the prior year’s three-month period was primarily a result of the 5% increase in net revenues this year. The Company reported an operating profit of $19 for the six months ended December 31, 2019 compared to an operating loss of $861 for the six months ended December 31, 2018. The increase in operating profit for the six months ended December 31, 2019 compared to the operating loss for the prior year’s six month period was primarily a result of the 9% increase in net revenues this year.

Asset Sales

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s three and six months results ended December 31, 2019.

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the six months ended December 31, 2019.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s three and six months results ended December 31, 2018.

Interest Expense -Net

Interest expense was $4 and $60 for the three months ended December 31, 2019 and 2018, respectively. The decrease in interest expense for the three month period this year resulted from lower debt outstanding in the current fiscal year, net of interest income on short-term investments.

Interest expense was $34 and $121 for the six months ended December 31, 2019 and 2018, respectively. The decrease in interest expense for the six month period this year resulted from lower debt outstanding in the current fiscal year, net of interest income on short-term investments.

Loss on extinguishment of debt

On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand.  The Company has recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the three and six months ended December 31, 2019.

Income Taxes

No income tax benefit (federal or state tax expense) or income tax benefit (federal tax expense or state tax expense) was recorded for continuing operations for the three and months ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,674 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2019. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at December 31, 2019 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at December 31, 2019, the Company had approximately $19,200 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

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

Earnings (Loss) from Continuing Operations after Income Taxes

Earnings from continuing operations after income tax was $203 for the three months ended December 31, 2019 as compared to earnings from continuing operations after income tax of $258 for the three months ended December 31, 2018. The lower earnings from continuing operations resulted from the decrease in gains on sale of assets this quarter.

Earnings from continuing operations after income tax was $60 for the six months ended December 31, 2019 as compared to a loss from continuing operations after income tax of $528 for the six months ended December 31, 2018. The higher earnings from continuing operations resulted primarily from the $2,099 increase in net revenues this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $245 for the three months ended December 31, 2019 compared to earnings from discontinued operations after income taxes of $47 for the three months ended December 31, 2018. The loss in the current year second quarter resulted primarily from the settlement of a lawsuit of a disposed business and related legal fees. The loss from discontinued operations after income taxes was $363 for six months ended December 31, 2019 and $47 for the six months ended December 31, 2018.

Net Earnings (Loss)

Net loss for the three months ended December 31, 2019 was $42 (a loss of $0.01 per fully diluted share) as compared to net earnings of $305 ($0.04 per fully diluted share) for the three months ended December 31, 2018. Net loss for the six months ended December 31, 2019 was $303 (a loss of $0.04 per fully diluted share) as compared to a net loss of $575 (a loss of $0.08 per fully diluted share) for the six months ended December 31, 2018.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $4,607 at December 31, 2019. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. We from time-to-time nevertheless may seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand.

Subject to the risks and uncertainties discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. The Trace RDA Loan has a term of 15 years with level monthly payments of principal and interest until repaid.  The Trace RDA Loan interest rate is the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%, (5.75% at December 31, 2019). The Trace RDA Loan is collateralized by real estate and equipment of Trace and is partially guaranteed under the U.S. Department of Agriculture, Rural Development Business and Industry Program.

On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand.  The Company has recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the three and six months ended December 31, 2019.

Based on the current Trace RDA Loan amortization schedule, the outstanding balance of the Loan is required to be repaid in October 2020.  Accordingly, the outstanding loan amount at December 31, 2019 is classified as a current liability.

On February 12, 2020, the Trace RDA loan outstanding balance of $278 was repaid. The pre-payment was made with cash on hand.  The Company expects to report, in the quarter ended March 31, 2020, a non-cash loss on early extinguishment of debt relating to the pre-payment of approximately $20.

The Trace RDA Loan contains various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  The covenants include financial covenants measured on a quarterly basis that require Trace to comply with a ratio of current assets to current liabilities, debt service coverage, fixed charge ratio, and funded debt to EBITDA, all as defined in the Trace RDA Loan. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios.  The Company has discussed with the lender a waiver of this non-compliance, but a waiver of non-compliance has not been received as of the date of filing this report. Trace was in compliance with the covenants as measured at September 30, 2019 and December 31, 2019. No event of default has been declared by the lender as of the date of the filing of this report nor is such a declaration currently anticipated.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2019 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$349	$506	$16
2 years	35	352	6
3 years	38	145	4
4 years	37	103	1
5+ years	0	222	0
	$459	$1,328	$27

At December 31, 2019, we had outstanding debt of $459 consisting of $349 under the Trace RDA Loan and $110 of capital lease debt.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all of the assets of four hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2019 and 2018, respectively.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $62 and $59 for legal services to this law firm in the three months ended December 31, 2019 and 2018, respectively.  The Company expensed an aggregate of $180 and $135 for legal services to this law firm in the six months ended December 31, 2019 and 2018, respectively.  Included in the Company’s condensed consolidated balance sheets at December 31, 2019 and June 30, 2019 is $19 and $47, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.      LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various claims and litigation that arise from time to time in the ordinary course of business, relating to, among other things, taxes, contracts, workers compensation claims and medical malpractice claims. Medical malpractice and certain other claims are generally covered by malpractice, general liability or other insurance but are subject to provisions under which the Company retains a portion of the risk, which retention, particularly in the case of claims of medical malpractice, can be material.  Based on current knowledge, the Company’s management does not believe that current pending claims and litigation will have a material adverse effect on the Company’s consolidated financial position or its liquidity.  However, in light of the uncertainties involved and indeterminate damages sought in some such claims and litigation, an adverse outcome could be material to our results of operations or cash flows in any reporting period.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 13, 2020