Form 10-Q
period 2020-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2020-05-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

 The number of Common Shares, without par value, outstanding as of May 13, 2020 was 6,899,321 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2020	June 30,
	(unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,003	$7,742
Receivables - net	5,677	4,715
Inventory	2,102	2,016
Prepaid expense and other assets	2,359	2,185
Total current assets	14,141	16,658
Property, plant and equipment, at cost	19,462	19,520
Less accumulated depreciation	14,039	14,277
Property, plant and equipment - net	5,423	5,243
Noncurrent Assets:
Intangible assets - net	1,266	1,353
Income tax receivable	0	153
Assets held for sale	0	249
Right of use assets	1,076	0
Other noncurrent assets	368	763
Total noncurrent assets	2,710	2,518
TOTAL ASSETS	$22,274	$24,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,908	$1,564
Current maturities of long-term debt, net of debt issuance costs	34	2,836
Accrued payroll and related taxes	2,081	1,960
Accrued sales tax	1,316	843
Current operating lease liabilities	406	0
Other accrued expenses	708	1,207
Total current liabilities	6,453	8,410
Long-Term Liabilities
Long-term debt	98	127
Noncurrent liability for professional liability risks	414	705
Long-term operating lease liabilities	671	0
Other noncurrent liabilities	131	134
Total long-term liabilities	1,314	966
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,899 shares at March 31, 2020 and 6,987 at June 30, 2019	3,450	3,493
Additional paid-in capital	10,713	10,745
Retained earnings	597	1,058
Accumulated other comprehensive loss	(253)	(253)
Total Shareholders’ Equity	14,507	15,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,274	$24,419

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenues	$12,667	$12,361	$37,124	$34,719
Costs and Expenses
Cost of goods sold	5,370	5,539	14,811	14,711
Salaries, wages and benefits	4,893	4,931	14,651	14,225
Supplies	317	329	970	942
Purchased services	791	663	2,247	1,817
Other operating expenses	806	865	2,903	2,858
Rent and lease expense	157	155	463	458
Depreciation and amortization	371	367	1,056	1,056
Operating Profit (Loss)	(38)	(488)	23	(1,348)
Other Income (Expense):
Gains on sale of assets	0	0	193	454
Loss on extinguishment of debt	(18)	0	(178)	0
Interest income (expense), net	10	(63)	(24)	(185)
Earnings (Loss) from Continuing Operations before income taxes	(46)	(551)	14	(1,079)
Income Tax Benefit	0	(226)	0	(226)
Earnings (Loss) from Continuing Operations	(46)	(325)	14	(853)
Income (Loss) from Discontinued Operations, net of tax	(112)	1,367	(475)	1,320
Net Income (Loss)	(158)	1,042	(461)	467
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(158)	$1,042	$(461)	$467
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.01)	$(0.05)	$0.00	$(0.12)
Diluted	$(0.01)	$(0.05)	$0.00	$(0.12)
Discontinued Operations:
Basic	$(0.02)	$0.20	$(0.07)	$0.18
Diluted	$(0.02)	$0.20	$(0.07)	$0.18
Net Earnings (Loss):
Basic	$(0.02)	$0.15	$(0.07)	$0.06
Diluted	$(0.02)	$0.15	$(0.07)	$0.06
Weighted-Average Common Shares Outstanding:
Basic	6,956	6,987	6,976	7,203
Diluted	6,956	6,987	6,995	7,203

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Net Cash Used in Operating Activities	$(300)	$(517)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(884)	(867)
Expenditures for property, plant and equipment - discontinued operations	0	(172)
Proceeds from sale of Parkside	0	6,899
Proceeds from sale of other assets	558	937
Net Cash Provided by (Used in) Investing Activities	(326)	6,797
Cash Flows Used in Financing Activities:
Payments on long-term debt	(3,025)	(193)
Repurchase of common shares	(88)	(383)
Net Cash Used in Financing Activities	(3,113)	(576)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,739)	5,704
Cash and Cash Equivalents Beginning of Period	7,742	3,456
Cash and Cash Equivalents End of Period	$4,003	$9,160
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Interest	$74	$168
Income taxes	$(43)	$0
Non-cash investing and financing activities:
Assets acquired under capital lease obligations	$0	$176
Assets acquired in exchange for note receivable	$371	$0
Right-of-use assets obtained in exchange for lease liabilities	$1,462	$0

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2020

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation and Adoption of Recently Issued Accounting Standards

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2020 and for the three and nine month periods ended March 31, 2020 and 2019 have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2019 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 27, 2019. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that the publicly traded Company or any subsidiary of the Company owns or operates any particular asset, business or property. Each operation and business described in this filing is owned and operated by a distinct and indirect subsidiary of SunLink Health System, Inc.

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

The adoption of ASC 842 on July 1, 2019 resulted in the Company recording $1,423 of operating lease liabilities and an equal amount of ROU assets with no impact on retained earnings. The adoption did not have a material impact on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three and nine months ended March 31, 2020.

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

•	A subsidiary, SunLink Health Systems Technology (SHS Technology), based in Atlanta, Georgia, which provides information technology (IT) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of four operational areas which are conducted primarily in rural markets in Louisiana:

•	Retail pharmacy products and services, provided by a retail pharmacy.
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

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and have been place on leave or in quarantine.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced negative sales trends, increased costs and reduced staff.  Retail Pharmacy and DME locations are operating with curbside or drive-through services only and many of our primary physician referral sources have been closed or are operating at substantially reduced capacity.  Until these referral sources are open and fully-staffed, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Demand for our Institutional Pharmacy services has been less affected to date. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain protective equipment and cleaning products.   The effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our third fiscal quarter results, principally in the last two weeks of March 2020.

In our Healthcare businesses, we have experienced material reductions in demand due to the COVID-19 outbreak. There appears to be no current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction of the availability of qualified employees has also occurred. Although the Healthcare and Pharmacy segments received the Paycheck Protection Program (“PPP”) loans totaling approximately $3,234 in April and May, despite good faith efforts to do so, they have not yet been able to rehire or fully replace staff reductions which were previously furloughed or laid off.

We believe that existing funds, cash generated from operations and additional sources of and access to financing from COVID-19 related government loans and grants will likely be adequate to satisfy our needs for working capital and capital expenditures in the near term. However, if the COVID-19 pandemic continues for an extended period, we expect to experience significant losses and additional financial assistance will likely be required. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted by the U.S. government on March 27, 2020. As part of CARES, the PPP loan program was established.  The PPP is administered by the U.S. Small Business Administration. In April and May 2020, the Company and five subsidiaries received approximately $3,234 of PPP loans.  Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds. There can be no assurance, however, that any of the PPP loans we received will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years  at a 1% annual interest rate. Also, as part of CARES, two subsidiaries of the Company received total payments of approximately $4,082 under the Relief Fund Payments (“RFP”). These RFP funds were allocated to Medicare facilities and providers affected by COVID-19 based on eligible providers net patient revenues and are required to be used for COVID-19 related costs and to offset the effect of COVID-19, including reduced revenues.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets. Our ability to make estimates of the effect the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided.

Note 3. – Discontinued Operations

All the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Revenues:
Parkside Nursing Home	$13	$1,723	$30	$5,640
Sold Hospitals	(24)	3	(4)	15
	$(11)	$1,726	$26	$5,655
Loss before income taxes:
Parkside Nursing Home	$(13)	$(185)	$(193)	$(121)
Sold Hospitals	(66)	(126)	(181)	(188)
Life sciences and engineering	(33)	(25)	(101)	(74)
Loss from discontinued operations before income taxes	(112)	(336)	(475)	(383)
Gain on sale of businesses	0	2,136	0	2,136
Income tax expense	0	433	0	433
Earnings (Loss) from discontinued operations	$(112)	$1,367	$(475)	$1,320

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home and related real estate for $7,300 subject to adjustment for the book value of certain assets and liabilities on the sale date. The pre-tax gain on the sale was $2,136, which was recognized in the three and nine months ended March 31, 2019.  The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – Subsidiaries of the Company have sold substantially all the assets of four hospitals (“Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The loss before income taxes of the Sold Hospitals results primarily from the effects of retained professional liability insurance and claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2020 and 2019, respectively.

The components of pension expense for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest Cost	$12	$14	$36	$42
Expected return on assets	(8)	(9)	(25)	(27)
Amortization of prior service cost	29	20	90	59
Net pension expense	$33	$25	$101	$74

SunLink contributed $99  to the plan in the nine months ended March 31, 2020 and expects to contribute an additional $33 during the fourth fiscal quarter of the fiscal year ending June 30, 2020.

Note 4. – Shareholders’ Equity

2019-2020 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program (“2019-2020 Program”) approved by its Board of Directors which authorizes the Company to purchase up to $750 of its common shares in the open market.  As of March 31, 2020, a total of 87,534 shares have been repurchased at a cost of approximately $101. The chart below shows by month the total shares repurchased and average price per share paid for the 2019-2020 Program through March 31, 2020.   On January 31, 2020, the Company announced its Board of Directors had extended the termination date of the 2019-2020 Program to June 1, 2020, unless it is further extended or earlier terminated by the Company. On March 24, 2020, the Company announced that it had suspended the 2019-2020 Program in light of the COVID-19 pandemic, and no shares have been purchased after that date.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2019	935	$1.17
December 2019	2,879	1.18
January 2020	4,272	1.15
February 2020	33,873	1.22
March 2020	45,575	1.09
Total	87,534	$1.15

2018 Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“2018 Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the 2018 Program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the 2018 Program.  As of October 3, 2019, the 2018 Program termination date, a total of 359,959 shares had been repurchased at a cost of approximately $372, excluding fees and expenses relating to the offer.  The chart below shows by month the total shares repurchased and average price per share paid for the 2018 Program prior to its termination.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Stock-Based Compensation – For the three months ended March 31, 2020 and 2019, the Company recognized  no stock-based compensation for options issued to employees and directors of the Company.  For the nine months ended March 31, 2020 and 2019, the Company recognized $27 and $0, respectively, in stock-based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were 50,000 share options granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2020, and no shares granted under the 2011 Director Stock Option Plan during the nine months ended March 31, 2019.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Medicare	$4,669	$5,934	$15,028	$13,517
Medicaid	4,075	2,743	11,319	10,890
Retail and Institutional Pharmacy	1,826	1,698	4,967	4,973
Managed Care & Other Insurance	1,939	1,871	5,335	4,743
Self-pay	95	65	333	449
Rent	2	22	20	52
Other	61	28	122	95
Total Net Revenues	$12,667	$12,361	$37,124	$34,719

Summary information for accounts receivable is as follows:

	March 31, 2020	June 30, 2019
Accounts receivable (net of contractual allowances)	$6,334	$5,230
Less allowance for concession adjustments	(657)	(515)
Patient and customer accounts receivable – net	$5,677	$4,715

The following is a summary of the activity in the allowance for concession adjustments for the Healthcare Services Segment and the Pharmacy Segment for the three and nine months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Healthcare Services	Pharmacy	Total
Balance at January 1, 2020	$393	$255	$648
Additions recognized as a reduction to revenues:
Continuing Operations	91	46	137
Discontinued Operations	(15)	0	(15)
Accounts written off, net of recoveries	(69)	(44)	(113)
Balance at March 31, 2020	$400	$257	$657

Nine Months Ended March 31, 2020	Healthcare Services	Pharmacy	Total
Balance at July 1, 2019	$331	$184	$515
Additions recognized as a reduction to revenues:
Continuing Operations	363	280	643
Discontinued Operations	(49)	0	(49)
Accounts written off, net of recoveries	(245)	(207)	(452)
Balance at March 31, 2020	$400	$257	$657

Three Months Ended March 31, 2019	Healthcare Services	Pharmacy	Total
Balance at January 1, 2019	$231	$228	$459
Additions recognized as a reduction to revenues:
Continuing Operations	106	140	246
Discontinued Operations	15	0	15
Accounts written off, net of recoveries	(87)	(167)	(254)
Balance at March 31, 2019	$265	$201	$466

Nine Months Ended March 31, 2019	Healthcare Services	Pharmacy	Total
Balance at July 1, 2018	$253	$276	$529
Additions recognized as a reduction to revenues:
Continuing Operations	236	339	575
Discontinued Operations	23	0	23
Accounts written off, net of recoveries	(247)	(414)	(661)
Balance at March 31, 2019	$265	$201	$466

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	March 31, 2020	June 30, 2019
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,626)	(1,539)
Net Intangibles	$1,266	$1,353

Amortization expense was $29 and $29 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense was $87 and $87 for the nine months ended March 31, 2020 and 2019, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2020	June 30, 2019
Capital Lease	$132	$159
Trace RDA Loan	0	2,999
Less unamortized debt issuance costs	0	(195)
Less current maturities	(34)	(2,836)
Long-term Debt	$98	$127

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. On February 12, 2020, the Company paid the total $278 outstanding balance of the Trace RDA Loan. The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $18 during the three and nine months ended March 31, 2020.  On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the nine months ended March 31, 2020.   The Trace RDA Loan had a term of 15 years with level monthly payments of principal and interest. The Trace RDA Loan interest rate was the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%. The Trace RDA Loan was collateralized by real estate and equipment of Trace.

The Trace RDA Loan contained various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios and the entire outstanding amount of the Loan was classified as a current liability.

Note 8. – Income Taxes

Income tax expense of $0 ($0 federal  and state tax  expense) and income tax benefit of $226 ($189  federal tax and $37 state tax benefit) was recorded for continuing operations for the three and nine months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,699 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future.

The principal negative evidence that led us to determine at March 31, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2020, the Company had approximately $19,831 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

The CARES Act included several corporate income tax changes which the Company expects to have limited impact on our income tax expense and income taxes payable. The CARES Act (1) accelerated the refund of alternative minimum tax (“AMT”) credit carry-forwards which resulted in the acceleration of the 2020 AMT refund of $153 into its 2019 return which was filed April 15, 2020, (2) allows enhanced carry-back of NOLs to prior years income taxes, but since the Company paid no prior years, this provision is expected to result in no benefit to the Company, and (3) the IRS has determined that expenses paid with forgiven CARES Paycheck Protection Program loans may not be deducted as expenses for federal income tax purposes, accordingly, the Company expects to incur approximately $3,200 of non-deductible expenses if it spends the full amount of the PPP loans it has received.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended March 31, 2020 are as follows:

	Three Months Ended	Nine Months Ended
Lease Cost	March 31, 2020	March 31, 2020
Operating lease cost:
Operating lease cost	$147	$437
Short-term rent expense	9	24
Variable lease cost	1	2
Total operating lease cost	$157	$463

Finance lease cost:
Amortization right-of-use assets	$9	$27
Interest on finance lease liabilities	2	7
Total finance lease cost	$11	$34

Supplemental balance sheet information relating to leases was as follows:

		As of
	Balance Sheet Classifications	March 31, 2020
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$1,076

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203
Accumulated amortization	Accumulated depreciation	36
Current finance lease liabilities	Current maturities of long-term debt	34
Long-term finance lease liabilities	Long-term debt	98

Supplemental cash flow and other information related to leases as of and for the three and nine months ended March 31, 2020 are as follows:

	Three Months Ended	Nine Months Ended
Other information	March 31, 2020	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$437
Operating cash flows from finance leases	2	7
Financing cash flow from finance leases	8	24
Right-of-use assets obtained in exchange for new finance lease liabilities	0	0
Right-of-use assets obtained in exchange for new operating lease liabilities	15	1,463
Weighted-average remaining lease term:
Operating leases	3.66 years	3.66 years
Finance leases	3.74 years	3.74 years
Weighted-average discount rate:
Operating leases	6.54%	6.54%
Finance leases	5.56%	5.56%

Commitments relating to non-cancellable operating and finance leases as of March 31, 2020 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$453	$42
2 years	320	42
3 years	121	42
4 years	105	25
5 years	98	0
Over 5 years	98	0
Total minimum future payments	1,195	151
Less: Imputed interest	(118)	(19)
Total liabilities	1,077	132
Less: Current portion	(406)	(34)
Long-term liabilities	$671	$98

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations. Refunds have been received from two taxing authorities in the amounts claimed in all such amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the nine months ended March 31, 2020 in the amount of $359. The Company’s position with certain other local taxing authorities is still uncertain and has not yet been determined probable of collection; therefore, the Company has continued to accrue the amounts for sales tax estimates that it believes would be payable if its amended returns and continuing position are challenged and the Company does not prevail.  The sales tax accrued at March 31, 2020 is $1,316 compared to $843 at June 30, 2019.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest on outstanding debt from continuing operations at March 31, 2020 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$34	$8
2 years	36	6
3 years	39	3
4 years	23	2
5 years	0	0
	$132	$19

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters, including those relating to prior assets sales.

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $33 and $117 for legal services to this law firm in the three months ended March 31, 2020 and 2019, respectively.  The Company expensed an aggregate of $213 and $252 for legal services to this law firm in the nine months ended March 31, 2020 and 2019, respectively.  Included in the Company’s condensed consolidated balance sheets at March 31, 2020 and June 30, 2019 is $27 and $47, respectively, of amounts payable to this law firm.

Note 13. – Asset Sales

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s nine months results ended March 31, 2020.

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the nine months ended March 31, 2020.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s nine months results ended March 31, 2019.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2020 and 2019 and for the three and nine months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2020,
Net revenues from external customers	$4,034	$8,633	$0	$12,667
Operating profit (loss)	104	334	(476)	(38)
Depreciation and amortization	91	279	1	371
Assets	7,712	9,821	4,741	22,274
Expenditures for property, plant and equipment	116	219	1	336
As of and for the three months ended March 31, 2019
Net revenues from external customers	$3,966	$8,395	$0	$12,361
Operating profit (loss)	(61)	65	(492)	(488)
Depreciation and amortization	82	284	1	367
Assets	8,758	8,519	9,783	27,060
Expenditures for property, plant and equipment	(23)	246	0	223
As of and for the nine months ended March 31, 2020,
Net revenues from external customers	$12,580	$24,544	$0	$37,124
Operating profit (loss)	569	1,115	(1,661)	23
Depreciation and amortization	268	785	3	1,056
Assets	7,712	9,821	4,741	22,274
Expenditures for property, plant and equipment	171	712	1	884
As of and for the nine months ended March 31, 2019,
Net revenues from external customers	$11,738	$22,981	$0	$34,719
Operating profit (loss)	48	69	(1,465)	(1,348)
Depreciation and amortization	248	806	2	1,056
Assets	8,758	8,519	9,783	27,060
Expenditures for property, plant and equipment	179	688	0	867

Note 15. – Subsequent Events

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted by the U.S. government on March 27, 2020. As part of CARES, the Paycheck Protection Program (“PPP”) loan program was established.  The PPP is administered by the U.S. Small Business Administration. In April and May 2020. subsidiaries of the Company have received approximately $3,234 of PPP loans.  Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight week period following receipt of the loan proceeds. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years  at a 1% annual interest rate. Also, as part of CARES, two subsidiaries of the Company received total payments of approximately $4,082 under the Relief Fund Payments (“RFP”). These funds were allocated to Medicare facilities and providers impacted by COVID-19 based on eligible providers net patient revenues and are required to be used for COVID-19 related costs and to offset the impact of COVID-19, included reduced revenue.

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
•

the effects of the coronavirus (“COVID-19”) pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our services, the efficiency of such services, availability of staffing, availability of supplies, cost and financial results;

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

•	changes in accounting principles generally accepted in the U.S.; and
•	Fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;
•	timeliness and amount of reimbursement payments received under government programs;
•	changes in interest rates under any lending agreements and other indebtedness;
•	the ability or inability to refinance or pay principal on existing indebtedness and/or any existing or potential defaults under existing indebtedness;

•

the ability to achieve forgiveness of outstanding Paycheck Protection Program loans or any similar future loans and/or the lack of availability of future governmental support that may be required to offset the effect of the COVID-19 pandemic;

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based, except as required by applicable law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the other risk factors set forth elsewhere in this report and/or in our Annual Report on Form 10-K.

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. However, we believe the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses which are not currently subject to estimation at this time, particularly because they are novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic.  Although the Company intends to pursue its business strategy of improving its operations, services and profitability of its existing businesses, in response to the pandemic, it has discontinued certain services, laying off or furloughing employees where necessary, reducing cash outlays where possible, and deferring other strategic activities. Our ability to resume pursuing our normal business strategy will depend on the effect of, among other things, the nature, extent and timing of the COVID-19 pandemic and government actions in response thereto.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, including through tender offers completed in February and December 2017, a private purchase and open market repurchases of its common shares in November and December 2018 and again in November 2019 through March 2020, and to make improvements to its Healthcare Services and Pharmacy businesses. On March 24, 2020, the Company announced that it was suspending the 2019-2020 Common Share Repurchase program in light of the COVID-19 pandemic. The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic and for other general corporate purposes. There is no assurance that any further dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. The Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform. The Company is not currently offering any of its businesses for sale.

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations and we have taken steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and been placed on leave or in quarantine.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced negative sales trends, increased costs and reduced staff.  Retail Pharmacy and DME locations are operating with curbside or drive-through services only and many of our primary physician referral sources have been closed or are operating at substantially  reduced capacity.  Until these referral sources are open and fully-staffed, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Demand for our Institutional Pharmacy services has been less affected to date. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain protective equipment and cleaning products.   The effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our third fiscal quarter results, principally in the last two weeks of March 2020.

In our Healthcare businesses, we have experienced material reductions in demand due to the COVID-19 outbreak. There appears to be no current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction of the availability of qualified employees has also occurred. Although the Healthcare and Pharmacy segments received Paycheck Protection Program (“PPP”) loans totaling approximately $3,234 in April and May despite good faith efforts to do so, they have not yet been able to rehire or fully replace staff reductions which were previously furloughed or laid off.

We believe that existing funds, cash generated from operations and additional sources of and access to financing from COVID-19 related government loans and grants will likely be adequate to satisfy our needs for working capital and capital expenditures in the near term. However, if the COVID-19 pandemic continues for an extended period, we expect to experience significant losses and additional financial assistance will likely be required. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted by the U.S. government on March 27, 2020. As part of CARES, the PPP loan program was established.  The PPP is administered by the U.S. Small Business Administration. In April and May 2020, the Company and five subsidiaries received approximately $3,234 of PPP loans.  Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds. There can be no assurance, however, that any of the PPP loans we received will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years  at a 1% annual interest rate. Also, as part of CARES, two subsidiaries of the Company received total payments of approximately $4,082 under the Relief Fund Payments (“RFP”). These RFP funds were allocated to Medicare facilities and providers affected by COVID-19 based on eligible providers net patient revenues and are required to be used for COVID-19 related costs and to offset the effect of COVID-19, including reduced revenues.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets. Our ability to make estimates of the effect the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided.

For additional discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Part II, Item 1A of this Form 10-Q.

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

Financial Summary

The Company’s operations for the quarter ended March 31, 2020 were initially impacted by the COVID-19 pandemic generally in March 2020. Therefore, the Company’s operations for the quarter discussed below do not include the full impact of the COVID-19 pandemic and the Company expects a greater impact in the quarter ended June 30, 2020 and beyond on its revenues and expenses.  See the discussion of the COVID-19 pandemic above.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
Net Revenues - Healthcare Services	$4,034	$3,966	1.7%	$12,580	$11,738	7.2%
Net Revenues - Pharmacy	8,633	8,395	2.8%	24,544	22,981	6.8%
Total Net Revenues	12,667	12,361	2.5%	37,124	34,719	6.9%
Costs and expenses	(12,705)	(12,849)	(1.1)%	(37,101)	(36,067)	2.9%
Operating profit (loss)	(38)	(488)	(92.2)%	23	(1,348)	(101.7)%
Interest income (expense) - net	10	(63)	(115.9)%	(24)	(185)	(87.0)%
Loss on extinguishment of debt	(18)	0	NA	(178)	0	NA
Gain on sale of assets	0	0	0.0%	193	454	(57.5)%
Earnings (Loss) from continuing operations before income taxes	$(46)	$(551)	(91.7)%	$14	$(1,079)	(101.3)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Medicare	$4,669	$5,934	15,028	13,517
Medicaid	4,075	2,743	11,319	10,890
Retail and Institutional Pharmacy	1,826	1,698	4,967	4,973
Managed Care & Other Insurance	1,939	1,871	5,335	4,743
Self-pay	95	65	333	449
Rent	2	22	20	52
Other	61	28	122	95
Total Net Revenues	$12,667	$12,361	$37,124	$34,719

The Healthcare Services segment in the current year is composed of one hospital, one nursing home, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries, a leased medical office building and unimproved land. Healthcare Services net revenues increased $68, or 1.7%, for the three months period ended March 31, 2020 compared to net revenues for the comparable prior year period. The increase in net revenues for the third fiscal quarter this year resulted from increased nursing home patient days and increased information technology net revenues which were only partially offset by hospital patient days. The settlement of prior year Medicare and Medicaid cost reports increased net revenues from continuing operations by $107 for the nine months ended periods March 31, 2020 and decreased net revenues from continuing operations by $15 for the nine months ended periods March 31, 2019.

Pharmacy segment net revenues for the three months period ended March 31, 2020 increased $238, or 2.8% from the three months period ended March 31, 2020. The increased net revenues resulted from an increase in Durable Medical Equipment (“DME”) sales orders sold and Retail Pharmacy scripts filled this quarter, over the comparable prior year period.

Healthcare Services net revenues increased $842, or 7.2%, for the nine months ended March 31, 2020 compared to net revenues for the comparable prior year period. The increase in net revenues for the nine months this year resulted from increased nursing home patient days only partially offset by decreased hospital patient days. The settlement of prior year Medicare and Medicaid cost reports increased net revenues from continuing operations by $107 for the nine months period ended March 31, 2020 and decreased net revenues from continuing operations by $15 for the nine months period ended March 31, 2019.

Pharmacy segment net revenues for the nine months ended March 31, 2020 increased $1,563 or 6.8% from the nine months period ended March 31, 2019. The increased net revenues resulted from an increase in DME sales orders and increases in Institutional Pharmacy and Retail Pharmacy scripts filled.

Costs and expenses, including depreciation and amortization, were $12,705 and $12,849 for the three months ended March 31, 2020 and 2019, respectively. Costs and expenses, including depreciation and amortization, were $37,101 and $36,067 for the nine months period ended March 31, 2020 and 2019, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of goods sold	42.4%	44.8%	39.9%	42.4%
Salaries, wages and benefits	38.6%	39.9%	39.5%	41.0%
Supplies	2.5%	2.7%	2.6%	2.7%
Purchased services	6.3%	5.4%	6.1%	5.2%
Other operating expenses	6.4%	7.0%	7.8%	8.2%
Rent and lease expense	1.2%	1.3%	1.2%	1.3%
Depreciation and amortization expense	2.9%	3.0%	2.8%	3.0%

All expense categories except purchased services decreased as a percent of net revenues for the three and nine months period ended March 31, 2020 compared to same period last fiscal year primarily due to the higher net revenues this year. Purchased services increased this year primarily due to the addition of a contracted new service line at a hospital.

Operating Profit (Loss)

The Company reported an operating loss of $38 for the three months period ended March 31, 2020 compared to an operating loss of $488 for the three months period ended March 31, 2019. The decreased operating loss for the three months period ended March 31, 2020 compared to the operating loss for the prior year’s three-month period was primarily a result of the 2.5% increase in net revenues this year. The Company reported an operating profit of $23 for the nine months period ended March 31, 2020 compared to an operating loss of $1,348 for the nine months ended period March 31, 2019. The increase in operating profit for the nine months ended March 31, 2020 compared to the operating loss for the prior year’s nine month period was primarily a result of the 6.9% increase in net revenues this year.

Asset Sales

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s nine months period results ended March 31, 2020.

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the nine months period ended March 31, 2020.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s nine months period results ended March 31, 2019.

Interest (Income)Expense -Net

Interest  income, net, was $10 for the three months period ended March 31, 2020 compared to interest expense, net, of $63 for the three months period ended March 31, 2019, respectively. The Trace RD loan was repaid in full on February 12, 2020 and the Company’s excess cash was invested in short-term investments which resulted in net interest income for the three month period this year.

Interest expense was $24 and $185 for the nine months period ended March 31, 2020 and 2019, respectively. The decrease in interest expense for the nine months period ended March 31, 2020 resulted from lower debt outstanding in the current fiscal year, net of interest income on short-term investments.

Loss on extinguishment of debt

On February 12, 2020, the Company paid the $278 outstanding balance of the Trace RDA Loan. The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $18 during the three and nine months period ended March 31, 2020. On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand, and  the Company reported a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the nine months period ended March 31, 2020.

Income Taxes

Income tax expense of $0 ($0 federal  and state tax  expense) and income tax benefit of $226 ($189 federal tax and $37 state tax benefit) was recorded for continuing operations for the three and nine months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,699 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future.

The principal negative evidence that led us to determine at March 31, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at March 31, 2020, the Company had approximately $19,831 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of

Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted by the U.S. government on March 27, 2020 in response to the COVID-19 pandemic.  The CARES Act included a number of income tax changes which the Company expects to have limited impact to income tax expense and income taxed payable. The CARES Act (1) accelerated the refund of alternative minimum tax (“AMT”) credit carry-forwards which resulted in the acceleration of the 2020 AMT refund of  $153 into its 2019 return which was filed April 15, 2020, (2) allows enhanced carry-back of NOLs to prior years income taxes, but since the Company paid no prior years taxes, this provision is expected to result in no benefit to the Company, and (3) the IRS has determined that expenses paid with forgiven CARES Paycheck Protection Program loans may not be deducted as expenses for federal income tax purposes, accordingly, the Company expects to incur approximately $3,200 of non-deductible expenses if it spends the full amount of the PPP loans it has received.

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

Earnings (Loss) from Continuing Operations after Income Taxes

Loss from continuing operations after income tax was $46 for the three months ended March 31, 2020 as compared to a loss from continuing operations after income tax of $325 for the three months ended March 31, 2019. The lower loss from continuing operations resulted from the 2.5% increase in net revenues and increased gross margin of Pharmacy Segment products sold this quarter.

Earnings from continuing operations after income tax was $14 for the nine months period ended March 31, 2020 as compared to a loss from continuing operations after income tax of $853 for the nine months period ended March 31, 2019. The decreased loss from continuing operations resulted primarily from the $2,405 increase in net revenues this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $112 for the three months period ended March 31, 2020 compared to earnings from discontinued operations after income taxes of $1,367 for the three months period ended March 31, 2019. The loss in the current year third quarter resulted primarily from the professional liability expenses of a disposed business, settlement of a lawsuit of a disposed business and related legal fees. Earnings from discontinued operations for the three months period ended March 31, 2019 include a pre-tax gain on the sale of a business of $2,136. The loss from discontinued operations after income taxes was $475 for nine months period ended March 31, 2020 and earnings from discontinued operations after income taxes of $1,320 for the nine months period ended March 31, 2019.

Net Earnings (Loss)

Net loss for the three months period ended March 31, 2020 was $158 (a loss of $0.02 per fully diluted share) as compared to net earnings of $1,042 ($0.15 per fully diluted share) for the three months period ended March 31,

2019. Net loss for the nine months period ended March 31, 2020 was $461 (a loss of $0.07 per fully diluted share) as compared to net earnings of $467 ($0.06 per fully diluted share) for the nine months period ended March 31, 2019.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $4,003 at March 31, 2020. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is highly uncertain, and due to the COVID-19 pandemic, may be non-existent.  The Company and five subsidiaries applied for, and subsequent to March 31, 2020, received approximately $3,234 of loans under the Paycheck Protection Program and approximately $4,082 of payments under the Relief Fund Plan. These funds are required to be expended under the terms of the government programs which authorized them.  The Company is uncertain as to whether these funds will be sufficient to sustain its operations for the duration of the COVID-19 pandemic which is itself uncertain. From time-to-time, nevertheless, we may seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and government programs discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Subsidiary Loans

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”) a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. On February 12, 2020, the Company paid the total $278 outstanding balance of the Trace RDA Loan. The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $18 during the three and nine months ended March 31, 2020. On October 7, 2019, the Company made a $2,500 pre-payment on the Trace RDA Loan.  The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $160 during the nine months ended March 31, 2020.  The Trace RDA Loan had a term of 15 years with level monthly payments of principal and interest. The Trace RDA Loan interest rate was the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%. The Trace RDA Loan was collateralized by real estate and equipment of Trace.

The Trace RDA Loan contained various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink.  At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios and the entire outstanding amount of the Loan was classified as a current liability.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2020 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$34	$453	$8
2 years	36	320	6
3 years	39	121	3
4 years	23	105	2
5 years	0	98	0
Over 5 years	0	98	0
	$132	$1,195	$19

At March 31, 2020, we had outstanding debt of $132 consisting of capital lease debt.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all the assets of four hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2020 and 2019, respectively.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $33 and $117 for legal services to this law firm in the three months ended March 31, 2020 and 2019, respectively.  The Company expensed an aggregate of $213 and $252 for legal services to this law firm in the nine months ended March 31, 2020 and 2019, respectively.  Included in the Company’s condensed consolidated balance sheets at March 31, 2020 and June 30, 2019 is $27 and $47, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.      LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various claims and litigation that arise from time to time in the ordinary course of business, relating to, among other things, taxes, contracts, workers compensation claims and medical malpractice claims. Medical malpractice and certain other claims are generally covered by malpractice, general liability or other insurance but are subject to provisions under which the Company retains a portion of the risk, which retention, particularly in the case of claims of medical malpractice, can be material.  Based on current knowledge, the Company’s management does not believe that current pending claims and litigation will have a material adverse effect on the Company’s consolidated financial position or its liquidity.  However, in light of the uncertainties involved in the handling and treatment of patients (particularly related to the COVID-19 pandemic) and indeterminate damages that may be sought in some such claims and litigation, an adverse outcome could be material to our results of operations or cash flows in any reporting period.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Except as set forth below, we believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

In the Company’s Schedule 13E-3 filed March 26, 2020, the following forward-looking statement for the COVID-19 pandemic was added to the risk factors previously disclosed in such Annual Report. It is updated below:

The COVID-19 pandemic has significantly increased economic uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a severe recession. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’ s hospital, clinics, nursing home, and Specialty Pharmacy business. As a result of the COVID-19 pandemic, the Company and its subsidiaries may experience increases in costs relating to less efficient operating procedures, increased cost of supplies, and salaries, wages and benefits. Accordingly, even a short recession could result in an increase in uncollectible self-pay revenues and decreased patient volumes at Trace Regional Hospital and Floy Dyer Nursing Home, as well as decreased sales volume by SunLink’s Specialty Pharmacy business.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: May 14, 2020