Form 10-K
period 2020-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2020-09-29
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 1-12607

SunLink Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0621189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Circle 75 Parkway, Suite 690, Atlanta, Georgia 30339

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

At the close of business on September 24, 2020, there were 6,899,321 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2019 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $4,383,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 11, 2020, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2020.

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
•

the effects of the coronavirus (“COVID-19”) pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our services, the efficiency of such services, availability of staffing, availability of supplies, cost and financial results as well as on the potential for claims and litigation relating to our operations;

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

•	changes in accounting principles generally accepted in the U.S.; and
•	Fluctuations in the market value of equity securities including SunLink common shares.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business under the current and future business conditions;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, nurses, pharmacists, management and staff personnel for our operations;
•	timeliness and amount of reimbursement payments received under government programs;
•	changes in interest rates under any lending agreements and other indebtedness;
•	the ability or inability to refinance or pay principal on existing or future indebtedness and/or any existing or potential defaults under existing indebtedness;
•

the ability to achieve forgiveness of outstanding Paycheck Protection Program loans or any similar future loans and support such forgiveness upon review and audit by various authorities and/or the lack of availability of future governmental support that may be required to offset the effect of the COVID-19 pandemic;

•

the ability to incur costs and the ability to identify “lost revenues” relating to Provider Relief Funds received under the CARES Act, and the ability to support and substantiate entitlement to such funds upon review and audit by various authorities;

•	restrictions imposed by existing or future lending agreements or other indebtedness;

•

the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary and other liability insurance, especially with respect to the availability, cost and increased risk retention limits including as a result of the COVID-19 pandemic;

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
•

the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware some of which is licensed from or operated by third-party vendors;

•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment;
•	the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors; and
•	claims related to the COVID-19 pandemic and claims relating to CARES Act funds received relating thereto.

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
•

changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments), and CARES Act funding relating to the COVID-19 pandemic;

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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate an 84- bed community hospital and a 66- bed nursing home in Mississippi, and an IT service company based in Georgia. Our Pharmacy segment subsidiary owns and operates a pharmacy business in Louisiana with four service lines.

SunLink’s executive offices are located at 900 Circle 75 Parkway, Suite 690, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is www.sunlinkhealth.com. Information contained on our website does not constitute part of this report. Certain materials we file with the SEC may also be read and copied at or through our website or at the Internet website maintained by the SEC at www.sec.gov.

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. However, we believe the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses, the effect of which are not currently subject to estimation at this time, particularly because they are novel in nature, uncertain in duration, and materially affected by government actions related to or resulting from the pandemic.  Although the Company intends to pursue its business strategy of improving its operations, services and profitability of its existing businesses, in response to the pandemic, it has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where possible, and deferred other strategic activities. Although management periodically considers potential acquisitions of healthcare entities or businesses which it believes may be suitable in light of the Company’s management and financial resources, no such potential acquisition is currently pending. Our ability to resume pursuing our normal business strategy will depend on the effect of, among other things, the nature, extent and timing of the COVID-19 pandemic and government actions in response thereto.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, including through tender offers completed in February and December 2017, a private purchase and open market repurchases of its common shares in November and December 2018 and again in November 2019 through March 2020, and to make improvements to its Healthcare Services and Pharmacy businesses. On March 24, 2020, the Company suspended the 2019-2020 Common Share Repurchase program in light of the COVID-19 pandemic and then terminated such program on June 1, 2020. The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic and for other general corporate purposes. There is no assurance that any further dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. Although the Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform none of its businesses are currently being offered for sale as it believes current economic conditions are generally unfavorable for the disposition of assets.

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear.  Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and been placed on leave or in quarantine.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced negative sales trends in certain operational areas, increased costs and reduced staff.  Retail Pharmacy and DME locations are operating with curbside or drive-through services only and many of our primary physician referral sources have been closed or are operating at substantially reduced capacity.  Until these referral sources are back to normal capacity and fully staffed, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Demand for our Institutional Pharmacy services has been less affected to date. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. The effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our third and fourth quarter results.

Due to the COVID-19 pandemic, our Healthcare businesses, we have experienced material reductions in demand due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as wel1, in part due to the abrupt retirement of one physician and reduced capacity of other physicians and providers, all as a result of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction of the availability of qualified employees has also occurred. Although the Healthcare and Pharmacy segments received Paycheck Protection Program (“PPP”) loans totaling approximately $3,234 in April and May despite good faith efforts to do so, they have not yet been able to rehire or fully replace staff reductions which were previously furloughed or laid off or retired.

We believe that existing funds, cash generated from operations and additional sources of and access to financing from COVID-19 related government loans and grants will likely be adequate to satisfy our needs for working capital and capital expenditures in the near term. However, if the COVID-19 pandemic continues for an extended period, we expect to experience significant losses and additional financial assistance will likely be required. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted by the U.S. government on March 27, 2020. As part of CARES, the PPP loan program was established.  The PPP is administered by the U.S. Small Business Administration (“SBA”). In April and May 2020, the Company and five subsidiaries received approximately $3,234 of PPP loans.  Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during an up to 24-week period in which to utilize PPP loan proceeds. The borrowing subsidiaries must apply for forgiveness with the lending bank within ten months after the end of the allowable period. The forgiveness applications are to be reviewed by both the lender and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans we received will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The Company had not applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans at June 30, 2020.

Also, as part of CARES, two subsidiaries of the Company received total payments of approximately $4,586 under the Provider Relief Fund (“PRF”). These funds were allocated under the PRF to Medicare facilities and providers affected by COVID-19 based on eligible providers patient care operating revenues and are required to be used for COVID-19 related costs and to offset the effect of COVID-19, including “Lost Revenues”.  According to PRF reporting requirements released by the U.S. Department of Health and Human Services (“HHS”) on September 19, 2020, “Lost Revenues” are patient care revenues less related expenses, capped at the provider’s net gain from healthcare related sources or, up to a net zero gain/loss in 2020 if the provider  reported negative operating income in 2019.

During the fourth quarter of fiscal 2020, our Healthcare and Pharmacy segments received funding of approximately $4,586 in general and targeted PRF distributions and $3,234 in PPP loans, administered by the SBA, both provided for under the CARES Act, for a total of $7,820 of such funding.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets and our ability to make estimates of the effect the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided.

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

•	A subsidiary, SunLink Health Systems Technology (‘SHS Technology”), which provides information technology services (IT) to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of four operational areas:

•	Retail pharmacy products and services provided to residents of southwestern Louisiana;
•

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, assisted living facilities, behavioral and specialty hospitals, hospices, and correctional facilities in Louisiana;

•

Non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings, including private residences; and,

•

Durable medical equipment products and services (“DME”), consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care in Louisiana.

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

Patients generally are not responsible for any difference between established charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations (“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or other third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of our facilities for the services provided. Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges. See “Item 1. Business—Government Reimbursement Programs—Hospitals—Medicare/Medicaid Reimbursement”.

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in nursing homes is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (‘CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC’s recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in Mississippi where a subsidiary operates a nursing home also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the hospital or nursing home operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Management Teams

Each of our businesses is managed by a subsidiary officer who is supported by other professional personnel as needed, including, but not limited to, a state-licensed nursing home administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, licensed pharmacists, licensed pharmacy technicians, IT staff, and business office managers. In our businesses, more than one role may be performed by a single individual or may be delegated to more than one individual. Staff size and composition vary depending on the size and occupancy or volume of activity of each business, the types of services provided and the acuity level of the patients and residents. The nursing home contracts with physicians who provide medical director services and serve on performance improvement committees. Our businesses purchase certain services including information systems from affiliates and obtain certain services, such as legal, finance, accounting, purchasing, human resources and facilities management support, from vendors recommended by SunLink.

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

Our pharmacy business maintains quality assurance procedures under the direction of licensed pharmacists-in-charge (“PIC”) including, among other procedures, regular inventories and reconciliations of drugs by a PIC, who is supported by additional staff pharmacists and additional staff pharmacy technicians.

Competition

Among the factors which we believe influence patient and customer selection in our healthcare businesses are the appearance, convenience and functionality of the facilities; the quality and demeanor of professional staff, physicians and pharmacists; and the participation of our businesses in plans which pay all or a portion of the patient’s bill. Such factors are influenced heavily by the quality and scope of services, strength of referral networks, location and the price of services.

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

Our Pharmacy Segment competes with retail and institutional pharmacies, home health providers, and DME providers, including national chains with vastly more resources and larger distribution systems than ours, as well as with local pharmacies with strong reputations within the community.  We compete primarily on the basis of location, convenience, service, participation in pharmacy reimbursement and benefit plans, and reputation. Our retail pharmacy business seeks to provide non-pharmacy items, such as snacks, gifts and merchandise, to customers who visit our pharmacy, and our local staff are generally long-time community residents known to many of our pharmacy customers.  We believe our personal service approach has provided us with the ability to compete with larger pharmacy chains which operate larger stores and provide more merchandise offerings.

SHS Technology competes with companies which provide IT hosting, computer hardware, IT software implementation, and IT consulting services to customers, either for fees or in connection with the sale of hardware or software. SHS Technology does not sell hardware or software. Some of SHS Technology’s competitors have larger staffs and greater resources and be subsidized by hardware or software vendors or related businesses. Price competition for IT services such as SHS Technology provides is intense and some potential customers operate on legacy IT systems which make it difficult to change to systems which SHS Technology is able to support.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations or the provisions of the ACA may have and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up state exchanges and not to expand Medicaid. During the current administration, various bills have been proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued which modify the ACA. No such bills to repeal the ACA have been enacted to date. However, among other things, as a result of 2018’s Tax Cuts and Jobs Act, the former “individual mandate” (i.e. the requirement under the ACA that persons either lacking health insurance or Medicaid or Medicare coverage face a penalty on their taxes) has been effectively eliminated. In addition, the current administration also issued various orders and interpretations which modify application of the ACA including those that (i) permit states with federal approval to require Medicaid beneficiaries to prove with documentation that they either work or go to school and (ii) extended the term of permitted short-term plans that did not provide certain "essential benefits" specified by the ACA from a maximum duration of three months to 364 days and permitted renewal of such policies for up to three years.

GOVERNMENT REIMBURSEMENT PROGRAMS

Government Reimbursement Programs—Hospitals

A significant portion of SunLink’s Healthcare Services net revenues is dependent upon reimbursement from Medicare and Medicaid. CMS is the federal agency which administers Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). The federal government generally reviews payment rates under its various programs annually, and changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government which currently begins on October 1 and ends on September 30 of each year.

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

DRG rate increases were 3.1% and 1.85% for FFY 2020 and 2019, respectively, which included the market basket updates of 2.7% and 1.35% for: FFY 2020 and FFY 2019. For 2021, the update factor is currently proposed to be 2.9%. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

The ACA combined with the America Taxpayer Relief Act of 2012 (“ATRA”) and the Medicare Access and CHIP Reauthorization Act of 2015 (“MARA”) made a number of changes to the provisions of Medicare which include but are not limited to:

•	Reduction of market basket updates in Medicare payment rates for providers, to incorporate an adjustment for expected productivity gains. The market basket was reduced by 0.75% in FFYs 2017-2019.
•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, as defined by CMS.
•	Extension of the Medicare Dependent Hospital Program until September 30, 2022.
•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other Healthcare Services and have less than 1,600 discharges per year. The new temporary criteria are effective through September 30, 2022.

•	Hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update.
•

A requirement that the market basket for any hospital which is not a meaningful electronic health records user will be reduced by 50% of the market basket update by 61% of the market basket rate in FFY 2019 and 90% in FFY 2020. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2019 or 2020.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC group rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2020, the update factor was 2.6% and or calendar years 2019 and 2018, the update factor was 2.0%. For calendar year 2021, the update factor is currently proposed to be 2.6%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Amounts uncollectible from specific beneficiaries are charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is currently 35%.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low-income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and entitled to receive a supplemental disproportionate share payment based on gross DRG payments. The effective rate has been 12.0% of DRG payments in recent years and Trace is classified as a disproportionate share hospital. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented less than 1% of our healthcare services net patient service revenues for the years ended June 30, 2020 and 2019.

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

In the recent past, Mississippi, in which one of subsidiary operates a hospital and nursing home, has initiated increased efforts and implemented initiatives to reduce Medicaid assistance payments. These efforts and reductions often are triggered by an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or by significant increases in program utilization and budgetary pressures on the applicable states. The federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”). Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital's capital cost allotment, and generally are less than the Medicare DRG rate.

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts initially determined by the subsidiary provider to be due under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal, and it is common to contest issues raised in audits. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our financial condition or results of operations. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims, and allows all states to establish programs to contract with RACs by 2011. Currently Mississippi has RAC programs, and our hospital and nursing home have had requests from the RACs to review claims.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s facilities have routinely appealed RAC overpayment determinations. Under the RAC program, our facilities have experienced losses in the aggregate from audit adjustments of approximately $0 and $11 for the fiscal years ended June 30, 2020 and 2019.

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

Government Reimbursement Programs—Nursing Homes

Medicare —The Medicare Part A program provides reimbursement for extended-care services furnished to Medicare beneficiaries who are admitted to nursing homes after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by nursing homes. Medicare payments to our nursing home were, until October 1, 2019, based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

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

Effective October 1, 2019, CMS replaced the prospective payment system for skilled nursing facilities, RUG, with a new prospective payment system called Patient-Driven Payment Model (“PDPM”).  PDPM bases payment on resident characteristics rather than on services provided.  Each resident’s reimbursement depends on the summations of five case–mix adjusted components (physical therapy, occupational therapy, speech language pathology, nursing, and nontherapy ancillaries), each with its own case-mix groups; application of a variable per day adjustment schedule, which reduces the daily payment for three of the case-mix categories on a sliding scale; and addition of these sums to the non-case-mix adjusted component. PDPM uses the five-day resident assessment for determining the Medicare rate for the resident’s entire Part A stay, eliminating the RUG requirement for additional assessments on days 14, 30, 60 and 90.  The rule allows a skilled nursing facility (“SNF”) to reclassify a resident after the five-day assessment under an optional Interim Payment Assessment (“IPA”) but CMS has not yet defined criteria for triggering an IPA.

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

On April 1, 2014, the Protecting Access to Medicare Act (“PAMA”) was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing homes beginning October 1, 2018. The initiative focused on a preventable hospital readmission measure and corresponding preventable hospital readmission rates. Nursing homes are ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also reduced the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

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

Nongovernment payments —Although our nursing home seeks to selectively maximize the number of nongovernment payment residents it admits, including those covered under private insurance and managed care health plans, nongovernment payment residents in our nursing home are limited. Some nongovernment payment residents have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Government Reimbursement Programs — Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by MMA and, in the future, may be subject to other rules previously implemented by MMA with respect to certain providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in certain areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in certain areas with the goal of offering beneficiaries access to quality with lower out-of-pockets costs. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries beginning in certain designated competitive bidding areas (“CBAs”). CMS implemented a competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services in specified CBAs. Pursuant to Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products. Under these rules and the resulting expansion plan, CMS has applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas covered in Rounds 1, 2 and Round Recompete of the Competitive Bidding Program (CBP). All DMEPOS CBP contracts expired on December 31, 2018.  Accordingly, as of January 1, 2019, a temporary gap exists in the entire DMEPOS Competitive Bidding Program that CMS expects will last until December 31, 2020.  On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 2 Recompete and the Round 1 2017 DMEPOS CBP into a single round of competition named Round 2021. Round 2021 contracts are scheduled to be effective on January 1, 2021 and extend through December 31, 2023. CMS has announced 131 CBAs for Round 2021, identified by counties and Zip Codes.  For Louisiana, such CBAs will include CBAs in New Orleans-Metairie and Baton Rouge. We cannot assure you that our Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future either at the current reimbursement rates, or, if at all, under a competitive bid program.

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

CMS’s outpatient prospective payment system pays for most separately payable Medicare Part B drugs administered in a hospital outpatient setting at a reimbursement level of ASP plus 5% and ASP plus 6% in other settings.

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

At least one Medicaid program has adopted, and other Medicaid programs, some states and some private payors may be expected to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for additional drugs sold by our Pharmacy Segment operations could reduce revenue and gross margins and could materially affect our current average wholesale price (“AWP”) based reimbursement structure with private payors.

We cannot assure you that the ASP reimbursement methodology will not be repeated or extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our Pharmacy segment operations or that our Pharmacy segment will be able to operate profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which it operates, or may seek to operate, or that the Pharmacy Segment would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

Non-government Reimbursement Arrangements—Pharmacy

Major insurance and commercial payors for pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers, such as Walgreens, CVS and Wal-Mart, have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with pharmacy benefits managers to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DMEPOS products directly to patients via online ordering and remote fulfillment. These non-government reimbursements arrangements have had a negative effect on our Pharmacy segment. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arrangements will not have an increasingly negative impact on our Pharmacy segment revenues and profitability in the future.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Mississippi, where a SunLink subsidiary currently operates a hospital and a nursing home has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. SunLink is unable to predict whether its Healthcare Services subsidiaries will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

Utilization Review Compliance and Hospital Governance

Our Healthcare Services facilities are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a Federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

Pharmaceutical Distribution

Our Pharmacy subsidiary, in addition to retail pharmacy walk-in customers, distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Many states in which our Pharmacy segment delivers or may seek to deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to the operations of the Pharmacy segment, we believe the operations of our Pharmacy segment comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the operations of our Pharmacy segment, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicaid program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state.

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

In addition, our Pharmacy subsidiary is dependent on wholesale suppliers, manufacturers and other distribution sources for the drugs and pharmaceuticals it dispenses, and such distributors are highly regulated and licensed. If the Company’s distribution sources lose their ability to provide pharmaceuticals needed by the Company to service its customers, it could have an adverse impact on the subsidiary’s revenues and profitability.

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

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our facilities implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Our Healthcare Services and Pharmacy segments’ operations each have one or more compliance officers and develop remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Our Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industry. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

Professional Liability

As part of our business, our subsidiaries are subject to claims of liability for events occurring in the ordinary course of operations. To cover a portion of these claims, professional malpractice liability insurance and general liability insurance are maintained in amounts which are commercially reasonably available and believed to be sufficient for operations as currently conducted. Nevertheless, some claims may exceed the scope or amount of the coverage in effect.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 24, 2020, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	71
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	61
Sheila G. Brockman Byron D, Finn	Vice President – SunLink Health Systems, Inc., Chief Executive Officer – Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	60 70

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

Sheila G. Brockman has been Vice President of SunLink Health Systems, Inc. since November 11, 2019 and the Chief Executive Officer of Southern Health Corporation of Houston, Inc. since February 11, 2020. Ms. Brockman was the CEO of Southern Health Corporation of Ellijay, Inc. from April 1, 2017 until its sale on March 17, 2019. She has been continuously with SunLink since July 7, 2003, with a variety of responsibilities including mergers and acquisitions and risk management. Prior to 2003, Ms. Brockman held various financial and management positions in several wireless technology and civil engineering companies.

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

Consolidated Operations Risks

The COVID-19 pandemic has significantly increased economic uncertainty.

The current outbreak or continued spread of COVID-19 may exacerbate or extend the current economic slowdown, and it is possible that it could cause a severe recession. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’s hospital, clinics, nursing home, and Specialty Pharmacy business. As a result of the COVID-19 pandemic, the Company and its subsidiaries may experience increases in costs relating to less efficient operating procedures, increased cost of supplies, and salaries, wages and benefits. Accordingly, even a short continuing recession could result in an increase in uncollectible self-pay revenues and decreased patient volumes at Trace Regional Hospital and Floy Dyer Nursing Home, as well as decreased sales volume by SunLink’s Specialty Pharmacy business.

If our operations continue to generate operating losses, we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in both our Healthcare Services and Pharmacy businesses), uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employed physicians, and decreased patient volume at our facilities as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy segment, and by our corporate overhead. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. The impact of these factors has been mitigated by government support payments (PPP loans and Provider Relief Funds) during the COVID-19 which are not recurring.  The COVID-19 pandemic has resulted in the abrupt retirement of one physician in our Healthcare Services segment and reduced capacity of other physicians and healthcare providers in both our Healthcare Services and Pharmacy segments. Further deterioration and the loss of government support payments would negatively impact our results of operations and cash flows.

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

The ACA contains a number of provisions intended to promote value-based purchasing. The ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”), conditions that are acquired by a patient while admitted as an inpatient at a hospital, such as a surgical site infection. Hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The ACA also requires HHS to implement a value-based purchasing program for inpatient hospital services. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage which currently is 2%. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine from the pool of dollars created by these payment reductions the amount our subsidiary’s hospital will receive if it meets or exceeds the quality performance standards.

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

Reforms in Pharmacy distribution and dispensing have impacted and may further impact our Pharmacy business

Pharmacy benefit managers have undertaken a number of actions, primarily in an effort to reduce cost and increase their own profitability, which have impacted our Pharmacy segment business. These actions include limiting reimbursable drug formularies, requiring outcome and quality reporting, and implementing claw backs, takebacks and penalties for alleged and substantially defined noncompliance with various contract terms, some of which may not be known at the time a prescription is filled. In addition, pharmacy benefit managers and manufacturers have limited the drugs which independent pharmacies (including our pharmacy subsidiary) may dispense and receive reimbursement for; and in some cases have determined not to contract with independent pharmacies for dispensing services at all, preferring to provide “direct-to-consumers” type distribution.  In addition, the recent purchase or merger of pharmacy benefit companies and insurance companies effectively allows the combined business to control distribution, dispensing, pricing and payment of drugs from the manufacturer to the consumer.  This “vertical integration” of the pharmacy distribution and dispensing system in the United States could have the effect of eliminating independent pharmacies, limiting the drugs available for dispensing to patients, and may reduce prices below dispensing costs.  Any of these pharmacy reforms could result in an adverse effect on our Pharmacy segment business.

General economic conditions.

Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. In addition, employers may impose, or patients may select a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue.

We are unable to quantify the specific impact of the COVID-19 pandemic or current or recent economic conditions on our business; however, we believe that the economic conditions in the rural service areas in which our subsidiaries operate have had an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

Our subsidiaries are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our subsidiaries are subject to potential claims for professional liability (medical malpractice) in connection with current operations, as well as potentially acquired or discontinued operations. Such potential claims increased as a result of the COVID-19 pandemic.  To cover such claims, professional malpractice liability insurance and general liability insurance is maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect and insurance may add limitations and exclusions to such insurance. However, SunLink currently purchases limited insurance policies to cover discontinued operations exposures. We may purchase such insurance in the future at levels providing for the retention of more risk by us and at lower aggregate limits. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile, and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of our hospital and pharmacies also depend on the professional services of physicians, pharmacists and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services, would not be brought against our subsidiaries’ hospital, pharmacies, or SunLink, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third-party whose acts or omissions occasioned the legal action.

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

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of our healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiary. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline. As a result of the COVID-19 pandemic, one physician at Trace Regional Hospital retired abruptly, and the Healthcare Services and Pharmacy segments have both experienced reduced capacity and absences by healthcare providers.

The majority of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

The majority of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 71% and 70% of net consolidated revenues was derived from the Medicare and Medicaid programs for the years ended June 30, 2020 and June 30, 2019, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs. Mississippi has not expanded Medicaid or set-up healthcare exchanges.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies, pharmacy benefit managers and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 17% and 19% of their consolidated net patient revenues for the fiscal year ended June 30, 2020 and June 30, 2019, respectively, from private payors and other non-governmental sources who contributed less than 5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages, have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payors increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. Also in connection with any cyber-attack, we likely would be subject to one or more purported class action lawsuits, as well as government investigations by various State Attorneys General and the U.S. Department of Health and Human Services Office for Civil Rights, and could be subject to additional litigation, potential governmental inquiries and potential reputation damages.

In spite of our security measures, there can be no assurance that we will not be subject to cyber-attacks or security breaches in the future. Additionally, where we agree to provide transition services to the buyer in connection with the sale of assets, including access to our legacy information systems, for a defined transition period, we are exposed to cyber-attacks or security breaches that originate outside of our processes and practices designed to prevent such threats from occurring. Any such cyber-attacks or security breaches could impact the integrity, availability or privacy of protected health information or other data subject to privacy laws or disrupt our information technology systems, devices or business, including our ability to provide various healthcare services. Additionally, growing cyber-security threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data. As a result, cybersecurity and the continued development and enhancement of our controls, process and practices designed to protect our information systems from attack, damage or unauthorized access likely will be required. Our ability to recover from a ransomware or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries, any of which could have an adverse effect on our business, financial condition or results of operations.

Worsening or additional pandemics, epidemics or outbreaks of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

In additional to the current COVID-19 pandemic, if one or more additional pandemics, epidemics, or outbreaks of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially in facilities that fail to accurately or timely diagnose or isolate infected persons, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, an additional pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. In particular, while it is uncertain the extent to which the coronavirus may impact our business, given that a portion of pharmaceuticals and medical supplies used at our facilities are sourced from China, in the event that the coronavirus outbreak or another infectious disease outbreak, or any actions taken by the Chinese government or other governmental authorities in connection therewith, were to disrupt the supply of these pharmaceuticals and/or medical supplies, then our business could be adversely affected. In addition, although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a worsening of the COVID-19 pandemic or additional pandemics, epidemics or outbreaks of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our Healthcare Services operations face intense competition from other hospitals and nursing homes which directly affect such segment and consolidated revenues and profitability.

Although Trace operates in a community where it is currently the only general, acute care hospital, it faces substantial competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in Trace’s market migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

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

In addition, the elimination or modification of CON laws in Mississippi, where our hospital and nursing home operates, could subject such facilities to greater competition making it more difficult to operate profitably.

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

For the years ended June 30, 2020 and June 30, 2019, respectively, the operations of our Pharmacy segment derived approximately 64% and 65%, respectively. of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 77% of the segment’s cost of goods sold in the fiscal years ended June 30, 2020 and June 30, 2019, respectively. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2020, was $11,184, of which a substantial portion was received as government support funds relating to the COVID-19 pandemic and is subject to extensive terms and conditions. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms and due to the COVID-19 pandemic may be nonexistent. The Company and its subsidiaries currently must fund working capital needs from cash on hand, cash from operations or cash from the sale of additional assets, and we cannot assure you that we will be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

If we were to go private, holders of our securities would be subject to the risks of an investment in a private rather than a public company.

From time to time, the Company has considered the advisability of deregistering its common shares under the Exchange Act. In the event the Company was able to deregister its common shares under the Exchange Act, holders of our securities would be subject to the risks of an investment in a private rather than a public company. Upon any such deregistration of our shares, our duty to file periodic reports with the SEC would be suspended for as long as we had fewer than 300 record shareholders, and we would no longer be a public reporting company. In addition, we would be relieved of the obligation to comply with the requirements of the proxy rules under Section 14 of the Exchange Act. When and if the Company were to deregister, SunLink shares would no longer be listed on the NYSE American stock exchange, and there might not be a sufficient number of shares outstanding and publicly traded following any deregistration to ensure a continued trading market in the shares in any over-the-counter market. The continued quotation of our common shares as well as the availability of any over-the-counter trading in our common shares would depend, in part, on the nature and extent of continued publicly available information about SunLink. Shareholders also could be adversely affected by a reduction in our “public float,” that is, the number of shares owned by outside shareholders and available for trading in the securities markets, especially if the Company makes future tender offers or private or open market purchases of its common shares. The suspension of our reporting obligations under the Exchange Act might further reduce the existing limited trading market for the Company’s shares and may result in a decline in the price of the Company’s shares and reduced liquidity in any trading market for our shares in the future. We might also have less access to capital markets and not be able to use the Company’s shares to effect acquisitions as a non-reporting company. Although the Company is not currently pursuing an effort to deregister our common shares under the Exchange Act, there is no assurance that our Board may not again determine to pursue going private in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (84)	Houston, MS	76,344		February 1, 2001	Owned
Floy Dyer Nursing Home (66)	Houston, MS	32,700		February 1, 2001	Owned
Houston, MS land	Houston, MS	5.3 acres	(1)	February 1, 2001	Owned
Ellijay, GA land	Ellijay, GA	24.7 acres	(1)	October 1, 2019	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(5)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	1,121	(6)	June 1, 1998	Leased

(1)	This owned property is currently undeveloped.
(2)

Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2021 and provides for a renewal of the lease for a five-year term. Includes an additional lease, commencing in June 2018, of approximately 2,400 square feet of off-site warehouse space. This lease expires in May 2022.

(3)	This lease is for a store location and warehouse space. It expires in October 2025.
(4)	This lease is for a store location and warehouse space and expires in December 2021.
(5)	This lease is for a store location in a medical office building and expires in August 2021.
(6)	This lease is for approximately 1,100 square feet of office space for corporate staff and SunLink Health Systems Technology. The lease expires in June 2025.
Item 3.	Legal Proceedings

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

SunLink common shares are listed on the NYSE American exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2020, there were approximately 292 registered holders of SunLink common shares.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2020, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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
Receivables-net and Provision for Concession Adjustments

Receivables-net for our Healthcare Services segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to healthcare facility patients. Receivables for our Pharmacy segment primarily consists of amounts due from third-party payors; institutions such as nursing homes, home health, hospice, hospitals; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients

Our provision for concession adjustments, included in our results of continuing operations for the years ended June 30, was as follows:

2020—$784; and

2019—$817

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

If net revenues during fiscal year 2020 were changed by 1%, our 2020 after-tax income from continuing operations would change by approximately $476 or diluted earnings per share of $0.07.

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

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of discharge of the patient or service to the patient or customer. Patient responsibility accounts represent the majority of our write-offs. Our subsidiary hospital retains third-party collection agencies for billing and collection of delinquent accounts; the use of one or more collection agencies promotes competition and improved performance. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system.

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

HEALTHCARE SERVICES SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2020

	Days Outstanding 1
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	>180	Total
Medicare	$525	$35	$52	$30	$23	$13	$48	$726
Medicaid	267	28	7	2	6	4	17	331
Commercial	216	32	9	11	7	11	39	325
Self Pay	27	23	17	16	16	26	96	221

	$1,035	$118	$85	$59	$52	$54	$200	$1,603

1	The above table shows, as of June 30, 2020, net Healthcare Services segment accounts receivable aged from patient date of service and are grouped by classification of verified insurance coverage.

PHARMACY SEGMENT NET ACCOUNTS RECEIVABLE

JUNE 30, 2020

	Days Outstanding 2
Payor Class	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	Total
Medicare	$365	$35	$59	$90	$79	$628
Medicaid	255	104	60	49	170	638
Private insurance and institutions	216	53	24	19	(21)	291
Private pay	925	163	115	32	(80)	1,155

	$1,761	$355	$258	$190	$148	$2,712

2	The above table shows, as of June 30, 2020, net Pharmacy segment accounts receivable aged from the date of sale or services performed and are grouped by classification of verified payor class.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2020 (as a percentage of total revenues):

Medicare—41.9%;

Medicaid—29.2%; and

Commercial insurance and other sources—14.1%.

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

2020—$139 and

2019—$(15).

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2020 were changed by 1%, our 2020 after-tax income from continuing operations would change by approximately $67. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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
Intangible assets and accounting for business combinations

Our intangible assets by business segment included in our consolidated balance sheets as of June 30 for the following years was as follows:

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 350-10, “Intangibles—Goodwill and Other,” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. For purposes of these analyses, the estimate of fair value is based on the income approach, which estimates the fair value based on future discounted cash flows. The estimate of future discounted cash flows is based on assumptions and projections that are believed to be currently reasonable and supportable. If it is determined the carrying value of goodwill or other intangible assets to be impaired, then the carrying value is reduced.

The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve-month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed at the time of acquisition. Such valuations require us to make significant estimates and assumption, including projections of future events and operating performance.

	2020	2019
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated amortization	(1,638)	(1,539)
Total	$1,254	$1,353

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

2020—$123 and

2019—$920

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2020—$(338); and

2019—$351.

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

2020—$0; and

2019—$0.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2020—$8,389; and

2019—$8,625.

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

Our deferred tax assets were $8,389 at June 30, 2020, excluding the impact of valuation allowances. At June 30, 2020, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $8,389 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2020, we would incur approximately $0 of additional tax expense for 2020 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2020	2019
Net Revenues—Healthcare Services	$16,243	$15,453
Net Revenues—Pharmacy	31,570	30,165
Total Net Revenues	47,813	45,618
Costs and expenses	(48,142)	(48,000)
Electronic health records incentives	0	68
Operating Loss	(329)	(2,314)
Federal stimulus - Pandemic relief funds	54	0
Gain on economics damages claim—net	0	22
Interest Expense	(29)	(241)
Loss on extinguishment of debt—net	(178)	0
Gain on sale of assets	192	455
Loss from continuing operations before income taxes	$(290)	$(2,078)

Healthcare Services segment:
Hospital and Nursing Home Admissions	400	487

Hospital and Nursing Home Patient Days	26,154	26,780

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s net revenues by payor were as follows for the years ended June 30, 2020 and 2019:

	2020	2019
Medicare	$20,013	$18,183
Medicaid	13,956	13,871
Retail and Institutional Pharmacy	6,465	6,649
Managed Care & Other Insurance	6,742	6,220
Self-pay	498	505
Rent	16	63
Other	123	127
Total Net Revenues	$47,813	$45,618

Healthcare Services net revenues in the current year are composed of revenues from one hospital, one nursing home, and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues increased $790 or 5.1% in the year ended June 30, 2020 compared to the year ended June 30, 2019. The increase in net revenues for fiscal 2020 resulted from increased net revenues in all three businesses. Hospital net revenue’s increased 4.4% in the fiscal year ended June 30, 2020 compared to the prior year with the hospital geriatric psychiatry unit patient days increasing 16.7% from year to year. Nursing home net revenues increased 6% and IT services net revenues increased 21% in the fiscal year ended June 30, 2020. Net revenues from continuing operations increased $139 for the year ended June 30, 2020 and decreased $15 for the year ended June 30, 2019 from the settlement of prior year Medicare and Medicaid cost reports.

Pharmacy Segment net revenues for the year ended June 30, 2020 of $31,570 increased 4.7% from the prior year due to increased net revenues from Retail Pharmacy, Institutional Pharmacy and DME. Revenues from DME increased 9.0% due to a 9.9% increase in sales revenue per DME sales orders. The Retail Pharmacy net revenues increased 3.9% this fiscal year due to a 3.9% increase in sales revenue per script sold. The Institutional Pharmacy net revenues increased 2.0% due to a 4.8% increase in the number of prescriptions filled.

Costs and expenses, including depreciation and amortization, were $48,142 and $48,000 for the fiscal years ended June 30, 2020 and 2019, respectively. Costs and expenses as a percentage of net revenues were:

	2020	2019
Cost of goods sold	39.8%	41.5%
Salaries, wages and benefits	40.7%	42.1%
Supplies	2.5%	2.7%
Purchased services	6.2%	5.5%
Other operating expenses	7.3%	8.5%
Rent and lease expense	1.3%	1.3%
Depreciation and amortization expense	3.0%	3.3%

Cost of goods sold as a percent of net revenues decreased 1.7% in the fiscal year ended June 30, 2020 compared to the prior fiscal year due to the increased sales price of Pharmacy Segment product in the current fiscal year. Salaries, wages and benefits expense as a percent of net revenues decreased 1.4% this year compared to the prior fiscal year due to the increased net revenues this year. Purchased services expenses as a percent of net revenues increased 0.7% this year compared to the prior fiscal year due to the addition of a new contracted service line at a hospital. Other operating expenses decreased 1.2% due to decreased professional liability expenses.

Operating Profit (Loss)

Operating losses were $329 for the year ended June 30, 2020 and $2,314 for the year ended June 30, 2019. The decreased operating loss in the year ended June 30, 2020 compared to the prior fiscal year resulted from the increased operating profit of the Pharmacy and Healthcare Services segments.

Other Income - Federal stimulus – Pandemic relief funds

As part of CARES, two subsidiaries received total payments of $4,586 under the Provider Relief Fund (“PRF”). These funds were allocated to Medicare facilities and providers affected by COVID-19 based on eligible provider’s net patient revenues and are required to be used for COVID-19 related costs and to offset the effect of COVID-19, including reduced revenues. The relief funds are recognized as government grants.  The Company recognized income when it was able to comply with the relevant conditions of the grant.  During the fiscal year ended June 30, 2020, $54 of these funds were recognized as Other Income for reimbursement of “Lost Revenues and for COVID-19 related expenses.

Interest Expense-net

Interest expense, net was $29 and $241 for the years ended June 30, 2020 and 2019, respectively. The decrease in interest expense for the year ended June 30, 2020 was due to lower outstanding debt which resulted from the repayment of the Trace RDA loan during the year.

Loss on extinguishment of debt

During the year ended June 30, 2020, the Company repaid the outstanding balance of the Trace RDA Loan, which was scheduled to be fully repaid in July 2027. The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $178 during the year ended June 30, 2020.

Gain on Sale of Assets

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s results for the fiscal year ended June 30, 2020.

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the fiscal year ended June 30, 2020.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s results for the fiscal year ended June 30, 2019.

Income Taxes

We recorded income tax expense of $296 ($296 state tax expense) for the year ended June 30, 2020 compared to an income tax benefit of $82 ($113 federal tax benefit and $31 state tax expense) for the year ended June 30, 2019.

Key income tax provisions of the CARES Act include new health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.  The corporate income tax provisions of the CARES Act include allowing the carryback of net operating losses (“NOL”) generated in recent tax years, temporary removal of the 80% NOL usage limitation put in place under the Tax Cuts and Jobs Act (“TCJA”) enacted on December 27, 2017, temporary favorable adjustments to the business interest expense limitation calculated under Sec. 163(j), and the acceleration of refundable Alternative Minimum Tax (“AMT”) credits.

Of the CARES Act provisions, the most material income tax considerations to the Company are related to the amounts received as general and targeted PRF and the amounts received under the PPP loans.  Based on the latest published IRS guidance as of preparation of the June 30, 2020 financial statements, the PRF is be fully includable in taxable income and any amounts of income or expense related to the PPP loans will be excluded for tax purposes.  The result of including the PRF in taxable income and disallowing PPP loan expenses for the period is a total addition to taxable income of $7,303.  The Company has sufficient federal and state net operating losses for the period to cover the resulting provisional June 30, 2020 taxable income, except in Mississippi, the source of the substantial majority of the Company’s PRF. The June 30, 2020 current tax expense, as booked represents Mississippi state income tax.  The Company will continue to monitor the latest available IRS guidance on these funds for treatment on the June 30, 2020 tax return filing, which is due April 15, 2021. The Company elected to treat remaining available AMT credits as fully refundable as of the 2018 tax year as allowed by the CARES Act.  As of June 30, 2020 the Company has made use of this election in order to claim and received all remaining refundable AMT credits in the amout of $305.

We believe that the remainder of the corporate income tax provisions of the CARES Act should not have a material impact on the Company after June 30, 2020. Due to the Company’s history of losses , there is no potential for the carryback of NOLs.  The temporary removal of the 80% income limitation on NOL usage has no impact as the Company has substantial NOLs generated in years prior to the enactment of the TCJA not subject to this 80% limitation. The Company also does not have any interest expense disallowed under Sec. 163(j) after consideration of the PRF and PPP loan adjustments discussed previously that would be impacted by the CARES Act.

In accordance with the FASB ASC 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At June 30, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,389 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 30, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2020, the Company had approximately $17,500 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2017 are no longer subject to potential federal and state income tax examination.

Discontinued Operations

Loss from discontinued operations net of income tax was $554 for the year ended June 30, 2020, and earnings from discontinued operations net of income taxes were $242 for the year ended June 30, 2019. The results of all the businesses in .discontinued operations are presented below:

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300. The pre-tax gain on the sale was $2,136 in the fiscal year. The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of four hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2020 and 2019.

Discontinued Operations—Summary Statement of Earnings Information

	2020	2019
Net Revenues:
Parkside	$11	$5,574
Sold Hospitals	26	(581)
	$37	$4,993

Loss Before Income Taxes:
Parkside	$(246)	$(756)
Sold Hospitals	(172)	(919)
Life sciences and engineering	(136)	(137)
Loss before income taxes	(554)	(1,812)
Gain (Loss) on Sale:
Parkside	0	2,136
Sold Hospitals	0	0
Gain (Loss) on Sale	0	2,136
Income tax expense	0	82
Earnings (Loss) from discontinued operations, net of income taxes	$(554)	$242

Net Loss — Net loss for the year ended June 30, 2020 was $1,140 (a loss of $0.16 per fully diluted share) compared to the net loss for the year ended June 30, 2019 of $1,754 (a loss of $0.25 per fully diluted share).

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $11,184 at June 30, 2020. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is highly uncertain, and due to the COVID-19 pandemic, may be non-existent. The Company and five subsidiaries received approximately $3,234 of loans under the Paycheck Protection Program and approximately $4,586 of payments under the Provider Relief Fund plan. These funds are required to be expended under the terms of the government programs which authorized them.  The Company is uncertain as to whether these funds will be sufficient to sustain its operations for the duration of the COVID-19 pandemic which is itself uncertain. From time-to-time, nevertheless, we may seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and government programs discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and is administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through the Company’s regular bank.  Forgiveness of PPP loans may be available if the loan proceeds are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of such proceeds and based on other Federally-established terms and conditions.  During July 2020, the allowable period for the use of loan proceeds was amended to up to a 24-week period. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the allowable use period. The forgiveness applications will be reviewed by both the bank and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of our PPP loans will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. Prior to a July 2020 amendment, the two-year loan repayment was to begin six months after the loan was funded.

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”), a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. During the year ended June 30, 2020, the Company repaid the entire outstanding balance of the Trace RDA Loan, which was scheduled to be repaid in July 2027. The pre-payment was made with cash on hand.  The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $178 during the year ended June 30, 2020. The Trace RDA Loan had a term of 15 years with level monthly payments of principal and interest. The Trace RDA Loan interest rate was the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%. The Trace RDA Loan was collateralized by real estate and equipment of Trace. The Trace RDA Loan contained various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and was guaranteed by SunLink. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios and the entire outstanding amount of the Loan was classified as a current liability.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2020 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2020.

Payments due in:	Long-Term Debt	Interest on Long-Term Debt
1 year	$1,401	$45
2 years	1,904	33
3 years	39	2
4 years	14	0
5 years	0	0
More than 5 years	0	0
	$3,358	$80

Long-term Debt —At June 30, 2020, we had outstanding long-term debt of $3,358, which was composed of PPP Loans of $3,234 and capital lease debt of $124.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this pronouncement will have a material impact on its financial position and results of operations.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $251 and $306 to the law firm in the fiscal years ended June 30, 2020 and 2019, respectively. Included in the Company’s consolidated balance sheets at June 30, 2020 and 2019 is $6 and $47 of amounts payable to the law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2020, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc. scheduled to be held on November 11, 2020.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2020 and 2019.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2020 and 2019.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2020 and 2019.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2020 and 2019.

(a) (2) Financial Statement Schedules

Report of Independent Auditor on Supplemental Information	At page 55 of this Report
Schedule II Valuation and Qualifying Accounts	At page 56 of this Report

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

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

3.(i)	Articles of Incorporation of SunLink Health Systems, Inc. (f/k/a KRUG International Corp.) and all amendments thereto ^

3.(ii)

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

4.(i)(A)

Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.(i)(B)

Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File No. 161910046)

4.(i)(C)

Definition of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference from Exhibit 4.3 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2019). (Commission File No. 191122160)

10.1*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

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

10.5*

Employment letter dated September 23, 2010 with an effective date of September 30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No.  111108066)

10.6*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.7	U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. ^

10.8	U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. ^

10.9	U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. ^

10.10	U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. ^

10.11	U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. ^

10.12	U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2020 and 2019, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

INDEX TO EXHIBITS

3.(i)	Articles of Incorporation of SunLink Health Systems, Inc. (f/k/a KRUG International Corp.) and all amendments thereto (Commission File No. 1789180) ^

3.(ii)

Code of Regulations of SunLink Health Systems, Inc., as amended (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2001). (Commission File No. 1789180)

4.(a)(i)

Shareholder Rights Agreement dated as of February 10, 2014, between SunLink Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference from Exhibit 4.1 of the Company’s Report on Form 8-K filed February 27, 2014). (Commission File No. 14647348)

4.(a)(ii)

Tax Benefits Preservation Rights Plan between SunLink Health Systems, Inc. and American Stock Transfer & Trust, LLC, as Rights Agent dated as of September 29, 2016. (incorporated by reference from Exhibit 4.2 of the Company’s Report on Form 8-K filed September 29, 2016). (Commission File  No. 161910046)

4.(a)(iii)

Definition of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference from Exhibit 4.3 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2019). (Commission File No. 191122160)

10.1*

Employment Letter, dated April 30, 2001, by and between SunLink Health Systems, Inc. and Mark Stockslager (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005). (Commission File No. 051197210)

10.2*

Amended and Restated Employment Agreement, dated July 1, 2005, between Robert M. Thornton, Jr. and SunLink Health Systems, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Report on Form 8-K filed December 23, 2005). (Commission File No. 051285094)

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

10.5*

Employment letter dated September 23, 2010 with an effective date of September  30, 2010, by and between SunLink ScriptsRx, LLC and Byron D. Finn (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011). (Commission File No.  111108066)

10.6*	2011 Director Stock Option Plan (incorporated by reference from Appendix A to the Company’s Schedule 14A Definitive Proxy Statement filed September 29, 2011) (Commission File No. 111115265).

10.7	U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. ^

10.8	U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. ^

10.9	U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. ^

10.10	U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. ^

10.11	U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. ^

10.12	U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. ^

21.1	List of Subsidiaries ^

23.1	Consent of Cherry Bekaert LLP ^

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ^

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ^

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2020 and 2019, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2020.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2020
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 28, 2020
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 28, 2020
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 28, 2020
Gene E. Burleson

/s/ C. Michael Ford	Director	September 28, 2020
C. Michael Ford

/s/ Christopher H. B. Mills	Director	September 28, 2020
Christopher H. B. Mills

/s/ Howard E. Turner	Director	September 28, 2020
Howard E. Turner

Report of Independent Auditor on Supplemental Information

To the Board of Directors and Shareholders of
SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the Company) as of
June 30, 2020 and 2019 and for each of the years in the two-year period ended June 30, 2020, and have issued our report, which expressed an unqualified opinion on those consolidated financial statements, thereon dated September 28, 2020. The supplemental information contained in Schedule II Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
September 28, 2020

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2020	$8,625	$—	$—	$(236)	$8,389
Year Ended June 30, 2019	$8,373	$252	$—	$—	$8,625

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SunLink Health Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the Company) as of June 30, 2020, and 2019, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ Cherry Bekaert LLP
Atlanta, Georgia
September 28, 2020

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND 2019

(All Amounts in thousands)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,184	$7,742
Receivables	4,315	4,715
Inventory	1,866	2,016
Prepaid expenses and other assets	2,558	2,185
Total current assets	19,923	16,658
PROPERTY, PLANT AND EQUIPMENT
Land	582	273
Buildings and improvements	5,363	5,429
Equipment and fixtures	13,804	13,818
	19,749	19,520
Less accumulated depreciation	14,425	14,277
Property, plant and equipment—net	5,324	5,243
NONCURRENT ASSETS:
Intangible assets—net	1,254	1,353
Right of use assets	970	0
Other noncurrent assets	500	1,165
Total noncurrent assets	2,724	2,518
TOTAL ASSETS	$27,971	$24,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$872	$1,564
Current maturities of long-term debt, net of debt issuance costs	1,401	2,836
Accrued payroll and related taxes	1,969	1,960
Accrued sales tax payable	1,411	843
Unearned CARES Act funds	4,532	0
Current operating lease liabilities	365	0
Other accrued expenses	866	1,207
Total current liabilities	11,416	8,410
LONG-TERM LIABILITIES:
Long-term debt, net of debt issuance costs	1,957	127
Noncurrent liability for professional liability risks	104	705
Long-term operating lease liabilities	607	0
Other noncurrent liabilities	144	134
Total long-term liabilities	2,812	966
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 6,899 shares at June 30, 2020 and 6,987 shares at June 30, 2019	3,450	3,493
Additional paid-in capital	10,714	10,745
Retained earnings (loss)	(82)	1,058
Accumulated other comprehensive loss	(339)	(253)
Total Shareholders’ Equity	13,743	15,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,971	$24,419

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2020 and 2019

(All amounts in thousands, except per share amounts)

	2020	2019
Net Revenues	$47,813	$45,618
Costs and expenses:
Cost of goods sold	19,023	18,941
Salaries, wages and benefits	19,563	19,191
Supplies	1,215	1,241
Purchased services	2,924	2,508
Other operating expenses	3,366	3,895
Rent and lease expense	601	609
Impairments	0	129
Depreciation and amortization	1,450	1,486
Electronic Health Records incentive payments	0	(68)
Operating Loss	(329)	(2,314)
Other income (expense):
Federal stimulus - Pandemic relief funds	54	0
Gain on economic damages claim, net	0	22
Interest income (expense), net	(29)	(241)
Loss on extinguishment of debt—net	(178)	0
Gain on sale of assets—net	192	455
Loss from continuing operations before income taxes	(290)	(2,078)
Income tax expense (benefit)	296	(82)
Loss from continuing operations	(586)	(1,996)
Earnings (Loss) from discontinued operations, net of income taxes	(554)	242
Net loss	(1,140)	(1,754)
Other comprehensive loss	(86)	(76)
Comprehensive loss	$(1,226)	$(1,830)
Earnings (loss) per share:
Continuing operations:
Basic	$(0.08)	$(0.28)
Diluted	$(0.08)	$(0.28)
Discontinued operations:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Net loss:
Basic	$(0.16)	$(0.25)
Diluted	$(0.16)	$(0.25)
Weighted-average common shares outstanding:
Basic	6,957	7,149
Diluted	6,957	7,149

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2018	7,347	$3,673	$10,947	$2,743	$(177)	$17,186
Net loss	0	0	0	(1,754)	0	(1,754)
Minimum pension liability adjustment	0	0	0	0	(7)	(7)
Adoption of ASU 2018-02	0	0	0	69	(69)	0
Share-based compensation	0	0	1	0	0	1
Shares repurchased	(360)	(180)	(203)	0	0	(383)
JUNE 30, 2019	6,987	3,493	10,745	1,058	(253)	15,043
Net loss	0	0	0	(1,140)	0	(1,140)
Minimum pension liability adjustment	0	0	0	0	(86)	(86)
Share-based compensation	0	0	28	0	0	28
Shares repurchased	(88)	(43)	(59)	0	0	(102)
JUNE 30, 2020	6,899	$3,450	$10,714	$(82)	$(339)	$13,743

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(All amounts in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,140)	$(1,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450	1,728
Share-based compensation	28	1
Impairments	0	129
Gain on sale of Parkside	0	(2,136)
Gain on disposal of property, plant and equipment	(192)	(455)
Change in assets and liabilities:
Receivables	400	108
Inventory	150	(162)
Prepaid expenses and other assets	10	1,049
Accounts payable and accrued expenses	(1,624)	588
Deferred relief funds	4,532	0
Accrued sales taxes	569	602
Third-party payor settlements	(214)	(218)
Net activities of discontinued operations	0	(907)
Net cash provided by (used in) operating activities	3,969	(1,427)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Parkside	0	6,899
Proceeds from sale of property, plant & equipment	559	937
Expenditures for property, plant and equipment—continuing operations	(1,185)	(1,272)
Expenditures for property, plant and equipment—discontinued operations	0	(172)
Net cash provided by (used in) investing activities	(626)	6,392
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(102)	(383)
Proceeds from new long-term debt	3,234	0
Payment of long-term debt	(3,033)	(296)
Net cash used in financing activities	99	(679)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,442	4,286
CASH AND CASH EQUIVALENTS:
Beginning of year	7,742	3,456
End of year	$11,184	$7,742
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities
Assets acquired under capital obligations	$0	$176
Assets acquired in exchange for note receivable	$371	$0
Right-of-use assets obtained for lease liabilities	$1,498	$0
Cash paid for (received from):
Income taxes	$(349)	$0
Interest	$6	$222

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

•	A subsidiary, SunLink Health Systems Technology (“SHST Technology”), which provides information technology (“IT”) to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment, which is composed of four operational areas:

•	Retail pharmacy products and services, consisting of retail pharmacy sales conducted in rural markets at two locations in Louisiana.
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

Throughout these notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that the publicly traded Company or any particular subsidiary of the Company owns or operates any asset, business or property. The operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc.

COVID-19 Pandemic and CARES Act Funding

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and have been placed on leave or in quarantine.

In our Healthcare businesses, we have experienced material reductions in demand due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well in part due to the abrupt retirement of one physician and reduced capacity of other physicians and providers, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction of the availability of qualified employees has also occurred and despite good faith efforts to do, they have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced negative sales trends, increased costs and reduced staff.  Retail Pharmacy and DME locations are operating with curbside or drive-through services only and many of our primary physician referral sources have been closed or are operating at substantially reduced capacity.  Until these referral sources are open and fully-staffed, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Demand for our Institutional Pharmacy services has been less affected to date. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our third and fourth fiscal quarters results.

During the fourth quarter of fiscal 2020, our Healthcare and Pharmacy segments received approximately $4,586 in general and targeted Provider Relief Fund (“PRF”) distributions and $3,234 in Paycheck Protection Programs (“PPP”) loans, administered by the , SBA, both provided for under the CARES Act for a total of $7,820 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for healthcare-related expenses or “Lost Revenues” (as defined by HHS) attributable to COVID-19. Such funds under the PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. Based on an analysis of the compliance and reporting requirements of the PRF and the impact of the pandemic on our operating results through the end of our fiscal year ended June 30, 2020, we recognized $54 of income related to PRF and these funds are recorded under the caption “Federal stimulus pandemic relief funds” in other income (expense) in our consolidated statement of operations. The unrecognized amount of the PRF are recorded under the caption “Deferred income- CARES Act” in our consolidated balance sheets. We will continue to monitor compliance under the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the distributions received may be impacted.

Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds subject to Federally-established terms and conditions.  During July 2020, the allowable period for the use of loan proceeds was amended to allow for a 24-week period in which to utilize PPP loan  proceeds. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the end of the allowable period. The forgiveness applications are to be reviewed by both the lender and the Small Business Administration (“SBA”) and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The two-year loan repayment begins two months after the loan forgiveness amount is determined by SBA. The Company had not applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans at June 30, 2020.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided.

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

The adoption of the provisions of ASC 606 had no material impact on the Company’s current or historical financial position, results of operations or cash flows. Additionally, management does not anticipate that the provisions of ASC 606 will have a material impact on the amount or timing of when the Company recognizes revenue prospectively. However, in accordance with ASC 606, the Company now recognizes the majority of its previously reported provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense. The Company’s revenue recognition and accounts receivable policies are more fully described in Note 4. Revenue Recognition and Accounts Receivable.

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2020, there were no material claims or disputes with third-party payors.

Concentrations of Credit Risk —SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 52% and 49% of net revenues for the years ended June 30, 2020 and 2019, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 32% and 33% net revenues for the years ended June 30, 2020 and 2019, respectively. For SunLink’s Healthcare Services segment, Medicare receivables were approximately 45% and 42% of receivables—net at June 30, 2020 and 2019, respectively, while Medicaid receivables were approximately 21% and 26% of receivables—net at June 30, 2020 and 2019, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 23% and 17% of the Pharmacy segment’s receivables at June 30, 2020 and 2019, respectively, while Medicaid receivables were approximately 23% and 17% of the Pharmacy segment receivable at June 30, 2020 and 2019, respectively. Approximately 54% and 66% of the Pharmacy’s net receivables at June 30, 2020 and 2019, respectively, were private insurance and institutional customers’ receivables. Net revenues for the Pharmacy segment for the fiscal year ended June 30, 2020 and 2019 were approximately 37% and 35% Medicare, respectively, and approximately 28% and 29% Medicaid, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash deposited with commercial banks at June 30, 2020 was $11,178, of which approximately $10,384 totaled amounts greater than the federally insured limits. At June 30, 2020, the Company’s cash equivalents included $3,660 of overnight repurchase agreements.  The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 102% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates any significant risk to the credit rating or interest rate risk of the agreements.

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

Accounts Receivable —Substantially all of SunLink’s subsidiaries’ receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. The Company evaluates the valuation of accounts receivable based upon its historical collection trends, as well as its understanding of the nature and collectability of accounts based on their age and other factors.

Government Grant Accounting—As a result of the COVID-19 pandemic, SunLink subsidiaries have received grants from the U.S. government under the CARES Act as targeted Provider Relief Funds. We recognize the grants as we calculate the amounts of COVID-19 related costs and to offset the effect of COVID-19 Lost Revenues on a systematic and rational basis in the Consolidated Statement of Operations into other income once there is reasonable assurance that we can comply with the relevant conditions of the specific grant and the grant has been or be will be received. The amount of the grant recognized into other income at any point in time is based on the terms of the grant received. Any unearned portions of the grants are deferred and shown as a current liability on our balance sheet.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,350 and $1,369 for the years ended June 30, 2020 and 2019, respectively.

Leases — On July 1, 2019, the Company adopted cumulative accounting standard updates initially by the Financial Accounting Standards Board (“FASB”) that amended the accounting for leases and are codified as ASC 842. SunLink and its subsidiaries recognize right-of-use assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised.  Leases are classified as either finance or operating leases.  This classification whether lease expense is recognized based on an effective interest method or on a straight-line method over the term of the lease.  Our right-of-use assets and liabilities primarily relate to office and warehouse facilities, healthcare equipment and office equipment.  Certain of our facility leases include one or more option to renew.  The exercise of lease renewal options is at our option.  None of our lease agreements contain material residual value guarantees.

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

   Share-Based Compensation —The Company has issued common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $28 and $1 for the fiscal years ended June 30, 2020 and 2019, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this pronouncement will have a material impact on its financial position and results of operations.

3. DISCONTINUED OPERATIONS

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Parkside Nursing Home — On March 17, 2019, a subsidiary of the Company sold its Parkside Ellijay Nursing Home (“Parkside”) and related real estate for $7,300. The pre-tax gain on the sale was $2,136.The net proceeds of the sale were retained for working capital and general corporate purposes.

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of four hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to August 19, 2016. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of the segment when this segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2020 and 2019.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2020	2019
Net Revenues:
Parkside	$11	$5,574
Sold Hospitals	26	(581)
	$37	$4,993

Loss Before Income Taxes:
Parkside	$(246)	$(756)
Sold Hospitals	(172)	(919)
Life sciences and engineering	(136)	(137)
Loss before income taxes	(554)	(1,812)
Gain on Sale:
Parkside	0	2,136
Gain on Sale	0	2,136
Income tax expense	0	82
Earnings (Loss) from discontinued operations	$(554)	$242

4. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLES

Effective July 1, 2018, the Company adopted the provisions of ASC) 606, “Revenue from Contracts with Customers” which supersedes most existing revenue recognition guidance, including industry-specific healthcare guidance, by applying the full retrospective method for all periods presented. ASC 606 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue is disclosed in Note 17. Financial Information by Segment.

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

The Company’s revenues by payor were as follows for the years ended June 30, 2020 and 2019:

	2020	2019
Medicare	$20,013	$18,183
Medicaid	13,956	13,871
Retail and Institutional Pharmacy	6,465	6,649
Managed Care & Other Insurance	6,742	6,220
Self-pay	498	505
Rent	16	63
Other	123	127
Total Net Revenues	$47,813	$45,618

Net revenues included an increase of $139 for the year ended June 30, 2020 from the settlement of prior year Medicare and Medicaid cost reports. Net revenues included a decrease of $15 for the year ended June 30, 2019 from the settlement of prior year Medicare and Medicaid cost reports.

5. INVENTORY

Inventory consisted of the following:

	June 30,
	2020	2019
Healthcare Services segment, supplies inventory	$152	$157
Pharmacy segment, goods held for sale	1,714	1,859
	$1,866	$2,016

6. LEASES

On July 1, 2019, the Company adopted cumulative accounting standard updates initially issued by the FASB that amend the accounting for leases and are codified as ASC 842. These lease accounting changes require operating leases be recorded on the balance sheet through the recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset.  The Company’s accounting for finance leases remained substantially unchanged from its prior accounting for capital leases. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less which do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. Our lease agreements do not contain any material residual value guarantees.

The Company elected the amended transition requirements allowed for by the FASB in ASU 2018-11, which provides relief from requirements to recast prior comparative periods under ASC 842. As a result, the prior year comparative financial statements have not been restated to reflect the adoption of ASC 842. Additionally, the Company elected the “package of practical expedients” available in ASC 842 whereby an entity need not reassess expired contracts for lease identification or classification as a finance or operating lease, or reassess the initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. Certain of the Company’s lease agreements have lease and non-lease components, which for the majority of leases the Company accounts for separately when the actual lease and non-lease components are determinable. For equipment leases with immaterial non-lease components incorporated into the fixed rent payment, the Company accounts for the lease and non-lease components as a single lease component in determining the lease payment.

The adoption of ASC 842 on July 1, 2019 resulted in the Company recording $1,423 of operating lease liabilities and an equal amount of ROU assets with no impact on retained earnings. The adoption did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows for the fiscal year ended June 30, 2020.

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the fiscal year ended June 30, 2020 are as follows:

Fiscal Year Ended
Lease Cost	June 30, 2020
Operating lease cost:
Operating lease cost	$593
Short-term rent expense	5
Variable lease cost	3
Total operating lease cost	$601

Finance lease cost:
Amortization right-of-use assets	$36
Interest on finance lease liabilities	9
Total finance lease cost	$45

Supplemental balance sheet information relating to leases was as follows:

		As of
	Balance Sheet Classifications	June 30, 2020
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$970

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203
Accumulated amortization	Accumulated depreciation	43
Current finance lease liabilities	Current maturities of long-term debt	34
Long-term finance lease liabilities	Long-term debt	90

Supplemental cash flow and other information related to leases as of and for the year ended June 30, 2020 are as follows:

Fiscal Year Ended
Other information	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$593
Operating cash flows from finance leases	9
Financing cash flow from finance leases	32
Right-of-use assets obtained in exchange for new finance lease liabilities	0
Right-of-use assets obtained in exchange for new operating lease liabilities	1,498
Weighted-average remaining lease term:
Operating leases	3.75
Finance leases	3.41
Weighted-average discount rate:
Operating leases	6.54%
Finance leases	5.49%

Commitments relating to non-cancellable operating and finance leases as of June 30, 2020 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$406	$42
2 years	275	42
3 years	115	42
4 years	106	13
5 years	101	0
Over 5 years	74	0
Total minimum future payments	1,077	139
Less: Imputed interest	(105)	(15)
Total liabilities	972	124
Less: Current portion	(365)	(34)
Long-term liabilities	$607	$90

7. IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Note Receivable and Land Acquisition— In conjunction with the settlement of a lawsuit, the Company received a five-year promissory note in the principal amount of $600 maturing in October 2019. The note was secured by a non-recourse mortgage on an approximately 25 acres of unimproved land in Ellijay, Georgia.  The terms of the Note and mortgage provide that if the owner of the real property did not pay the note at maturity, then the Company could foreclose and take title of the real property. The market value of the note was estimated to be $500 when received based on an appraisal of the real property at that time. A subsequent appraisal of the real property reduced the value of the property to $371. As a result, an impairment of the note of $129 was recorded in the fourth quarter of the fiscal year ended June 30, 2019. The owners/obligors of the note conveyed the real property to the Company in lieu of payment of the note on November 1, 2019.

Impairment of Intangible Assets— See Note 8. Intangible Assets for discussion of impairment analysis of Intangible Assets.

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

8. INTANGIBLE ASSETS

SunLink’s Pharmacy segment has intangible assets related to its Carmichael acquisition, which consists of:

Intangible assets:
	June 30,
	2020	2019
Pharmacy segment
Trade Name	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,638)	(1,539)
Total	$1,254	$1,353

Impairment testing —During the fourth quarters of fiscal 2020 and 2019, we completed our annual impairment test of certain intangible assets and no impairment was indicated.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer Relationships intangible asset is being amortized over 12 years and Medicare License intangible asset is being amortized over 15 years. Amortization expense was $ 99 and $117 for the fiscal years ended June 30, 2020 and 2019, respectively.

Annual amortization of amortizing intangibles for the next five years is as follows:

2021	$26
2022	26
2023	22
2024	0
2025 and thereafter	0
Total	$74

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2020	2019
CARES Act Paycheck Protection Plan Loans	$3,234	$0
Trace RDA Loan	0	2,999
Capital lease obligations	124	159
Total	3,358	3,158
Less unamortized debt costs	0	(195)
Less current maturities	(1,401)	(2,836)
	$1,957	$127

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds and subject to other Federally-established terms and conditions. During July 2020, the period for loan proceeds use was amended to allow for a 24-week period. The borrowing subsidiaries must apply for loan forgiveness with the bank within ten months after the allowable use period. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. Prior to the July amendment, the two-year loan repayment begins six months after the loan was funded by SBA.

Trace RDA Loan— Southern Health Corporation of Houston, Inc. (“Trace”)’ a wholly owned subsidiary of the Company, closed on a $9,975 Mortgage Loan Agreement (“Trace RDA Loan”) with a bank, dated as of July 5, 2012. During the year ended June 30, 2020, the Company paid the entire outstanding balance of the Trace RDA Loan, which was scheduled to be repaid in July 2027. The pre-payment was made with cash on hand. The Company recorded a non-cash loss on early extinguishment of debt relating to the pre-payment of $178 during the fiscal year ended June 30, 2020. The Trace RDA Loan had a term of 15 years with level monthly payments of principal and interest. The Trace RDA Loan interest rate was the prime rate (as published in the Wall Street Journal) plus 1% with a floor of 5.5%. The Trace RDA Loan was collateralized by real estate and equipment of Trace. The Trace RDA Loan contained various covenants, terms and conditions, including financial restrictions and limitations, and affirmative and negative covenants and is guaranteed by SunLink. At June 30, 2019, Trace was not in compliance with the debt service coverage, fixed charge coverage and funded debt to EBITDA ratios and the entire outstanding amount of the Loan was classified as a current liability.

Debt Commitments —Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2020.

	Debt	Interest
2021	$1,401	$45
2022	1,904	33
2023	39	2
2024	14	0
2025	0	0
2026 and after	0	0
Total	$3,358	$80

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021.  Options for 50,000 shares were granted during the fiscal year ended June 30, 2020 and no options were granted during the fiscal year ended June 30, 2019. No options have been exercised under this plan. Options outstanding under the plan were 300,000 shares at June 30, 2020.

The 2005 Equity Incentive Plan approved by SunLink’s shareholders on November 7, 2005 permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under its 2001 Plans, which were 30,675. No options have been exercised under this Plan. No option shares were granted during the fiscal years ended June 30, 2020 and 2019, respectively. Options for 165,000 shares were forfeited during the fiscal year ended June 30, 2020. Options outstanding under this Plan were 180,000 at June 30, 2020. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2018	651,000	$1.52	$0.71 - $2.51
Granted	0	N/A	N/A
Forfeited	(56,000)	1.46	$0.71 - $2.51
Options outstanding June 30, 2019	595,000	$1.53	$0.71 - $2.09
Granted	50,000	1.38	1.38
Forfeited	(165,000)	2.01	$1.79 - $2.09
Options outstanding June 30, 2020	480,000	$1.35	$0.71 - $1.79
Options exercisable June 30, 2019	595,000	$1.52	$0.71 - $2.51
Options exercisable June 30, 2020	480,000	$1.35	$0.71 - $1.79

For the fiscal years ended June 30, 2020 and 2019, the Company recognized $28 and $1, respectively, of compensation expense for share options issued. As of June 30, 2020, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2020 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	15,000	3.21	15,000
$1.21	60,000	6.21	60,000
$1.22	190,000	2.18	190,000
$1.38	50,000	9.20	50,000
$1.49	90,000	4.18	90,000
$1.67	50,000	1.36	50,000
$1.79	25,000	5.20	25,000
	480,000	3.90	480,000

No options were exercised during the years ended June 30, 2020 and 2019. As of June 30, 2020, and 2019, the aggregate intrinsic value of options outstanding and options exercisable were $132 and $74, respectively.

Common Share Purchase Transactions

2019-2020 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program (“2019-2020 Program”) approved by its Board of Directors which authorized the Company to purchase up to $750 of its common shares in the open market.  On March 24, 2020, the Company announced that it had suspended the 2019-2020 Program in light of the COVID-19 pandemic and on June 1, 2020, the Company terminated the 2019-2020 program. The total number of shares that have been purchased under the Plan is 87,534 and the cost of such shares was approximately $101. The chart below shows by month the total shares repurchased and average price per share paid for the 2019-2020 Program.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2019	935	$1.17
December 2019	2,879	1.18
January 2020	4,272	1.15
February 2020	33,873	1.22
March 2020	45,575	1.09
Total	87,534	$1.15

2018 Common Share Repurchase Program – On November 29, 2018, the Company announced a share repurchase program (“2018 Program”) approved by its Board of Directors, which authorized the Company to purchase up to 300,000 shares of its common shares.  On December 13, 2018, the Company announced it had purchased the 300,000 shares authorized under the program, and that its Board of Directors had authorized an additional 450,000 shares to be purchased under the 2018 Program. The total number of shares that was purchased under the 2018 Program was 359,959 and the cost of shares purchased was approximately $372. The chart below shows by month the total shares repurchased and average price per share paid for the 2018 Program prior to its termination.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2018	1,235	$1.14
December 2018	358,724	1.03
Total	359,959	$1.03

Accumulated Other Comprehensive Loss —Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2018	$(177)	$(177)
Current period change	(76)	(76)
June 30, 2019	$(253)	$(253)
Current period change	(86)	(86)
June 30, 2020	$(339)	$(339)

11. INCOME TAXES

The provision (benefit) for income taxes on continuing operations are as follows:

	2020	2019
Current	$296	$0
Deferred	0	(82)
Total income tax expense (benefit)	$296	$(82)

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2020	2019
Net operating loss carryforward	$6,078	$6,766
Depreciation expense	(86)	46
Allowances for receivables	131	125
Accrued liabilities	1,407	603
Intangible assets	585	877
Pension liabilities	165	141
Other	109	67
	8,389	8,625
Less valuation allowance	(8,389)	(8,625)
Net deferred income tax assets	$0	$0

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	2020	2019
Income tax expense (benefit) at Federal statutory rate	$(61)	$(436)
Changes in valuation allowance—continuing operations	(369)	378
U.S. state income taxes, net of federal benefit	175	(45)
Permanent differences under CARES Act	582	0
Deferred tax rate changes	(34)	32
Other	3	(11)
Total income tax expense (benefit)—continuing operations	$296	$(82)

Key income tax provisions of the CARES Act include new health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code.  The corporate income tax provisions of the CARES Act include allowing the carryback of net operating losses (“NOL”) generated in recent tax years, temporary removal of the 80% NOL usage limitation put in place under the Tax Cuts and Jobs Act (“TCJA”) enacted on December 27, 2017, temporary favorable adjustments to the business interest expense limitation calculated under Sec. 163(j), and the acceleration of refundable Alternative Minimum Tax (“AMT”) credits.

Of the CARES Act provisions, the most material income tax considerations relating to the Company, are relating to the amounts received as general and targeted PRF and amounts received under the PPP loans.  Based on the latest published IRS guidance as of preparation of the June 30, 2020 financial statements, the PRF is be fully includable in taxable income and any amounts of income or expense related to the PPP loans will be excluded for tax purposes.  The result of including the PRF in taxable income and disallowing PPP loan expenses for the period is a total addition to taxable income of $7,303.  The Company has sufficient federal and state net operating losses for the period to cover the resulting provisional June 30, 2020 taxable income, except in Mississippi, the source of the substantial majority of the Company’s PRF. The June 30, 2020 current tax expense, as booked represents Mississippi state income tax.  The Company will continue to monitor the latest available IRS guidance on these funds for treatment on the June 30, 2020 tax return filing, which is due April 15, 2021. The Company elected to treat remaining available AMT credits as fully refundable as of the 2018 tax year as allowed by the CARES Act.  As of June 30, 2020 the Company has made use of this election in order to claim and received all remaining refundable AMT credits in the amout of $305.

We believe that the remainder of the corporate income tax provisions of the CARES Act will not have a material impact on the Company after June 30, 2020. Due to the Company’s history of losses , there is no potential for the carryback of NOLs.  The temporary removal of the 80% income limitation on NOL usage has no impact as the Company has substantial NOLs generated in years prior to the enactment of the TCJA not subject to this 80% limitation. The Company also does not have any interest expense disallowed under Sec. 163(j) after consideration of the PRF and PPP loan adjustments discussed previously that would be impacted by the CARES Act.

In accordance with the FASB ASC 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At June 30, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,389 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 30, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future plans.

The principal negative evidence that led us to determine at June 30, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at June 30, 2020, the Company had approximately $17,500 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the TCJA on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2017 are no longer subject to potential federal and state income tax examination.

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

At June 30, 2020, the plan’s assets were invested 47% in cash and short-term investments, 36% in equity investments and 17% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $52, $50, $61, $60, and $174 in pension benefits in the years ending June 30, 2021 through 2025, respectively. The plan expects to pay $363 in pension benefits for the years June 30, 2025 through 2029, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made a contributions of $132 and $107 to the plan during the years ended June 30, 2020 and 2019, respectively, and plans to make a contribution of $100 to the plan for the year ended June 30, 2021.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
Service cost	$0	$0
Interest cost	47	56
Expected return on assets	(34)	(36)
Amortization of prior service cost	123	78
Settlement cost	0	39
Net pension expense	$136	$137
Weighted-average assumptions:
Discount rate	3.50%	4.10%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,390	$1,420
Interest cost	47	56
Actuarial loss	168	90
Benefits paid	(31)	(176)
Benefit obligation end of year	$1,574	$1,390
Change in Fair Value of Plan Assets:
Beginning fair value	$827	$895
Actual return (loss) on plan assets	(5)	1
Employer contribution	132	107
Benefits paid	(31)	(176)
Plan assets at end of year	$923	$827
Funded status of the plans	(651)	(563)
Unrecognized actuarial loss	469	384
Accrued benefit cost	$(182)	$(179)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	(182)	(179)
Accumulated other comprehensive loss*	469	384
Net amount recognized	$(651)	$(563)

*	Accumulated other comprehensive loss represents minimum pension liability adjustments.

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all domestic employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. A match of $137 was provided for the fiscal year ended June 30, 2020. A match of $85 was provided for the fiscal year ended June 30, 2019. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2020 and 2019.

13. ECONOMIC DAMAGES

The Pharmacy segment subsidiary asserted claims for economic damages in connection with the Deepwater Horizon Settlement Program related to the event which occurred in 2010. In January 2018, these claims were settled and a payment of approximately $22 (net of costs and attorneys’ fees) for the year ended June 30, 2019 was received. The net settlement was recognized as a gain in the results for the year ended June 30, 2019.

14. SALE OF ASSETS

On December 20, 2019, the Company sold a medical office building and approximately 4 acres of land in Clanton, AL. After expenses, the Company received net proceeds from the sale of $204, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $86 and is included in the Company’s results for the fiscal year ended June 30, 2020.

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the fiscal year ended June 30, 2020.

On October 11, 2018, the Company sold a vacant medical office building and approximately 2 adjacent acres of undeveloped land in Dahlonega, GA. After expenses, the Company received net proceeds from the sale of $935, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property of $452 is included in the Company’s results for the fiscal year ended June 30, 2019.

15. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations. Refunds have been received from two taxing authorities in the amounts claimed in all such amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the year ended June 30, 2020 in the amount of $359. The Company’s position with certain other local taxing authorities is still uncertain and has not yet been determined probable of collection; therefore, the Company has continued to accrue the amounts for sales tax estimates that it believes would be payable if its amended returns and continuing position are challenged and the Company does not prevail. The sales tax accrued at June 30, 2020 was $1,411 compared to $843 at June 30, 2019.

16. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $251 and $306 to the law firm in the fiscal years ended June 30, 2020 and 2019, respectively. Included in the Company’s consolidated balance sheets at June 30, 2020 and 2019 is $6 and $47 of amounts payable to the law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss).  Segment information for the fiscal years ended June 30, 2020 and 2019 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2020
Net Revenues from external customers	$16,243	$31,570	$0	$47,813
Operating profit (loss)	734	1,076	(2,139)	(329)
Depreciation and amortization	361	1,085	4	1,450
Assets	8,174	8,170	11,627	27,971
Expenditures for property, plant and equipment	296	888	1	1,185
2019
Net Revenues from external customers	$15,453	$30,165	$0	$45,618
Operating profit (loss)	(538)	147	(1,923)	(2,314)
Depreciation and amortization	336	1,147	3	1,486
Assets	7,612	8,273	8,534	24,419
Expenditures for property, plant and equipment	309	961	2	1,272

18. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2020 and 2019 is as follows:

	2020		2019
	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$(586)		$(1,996)
Basic:
Weighted-average shares outstanding	6,957	$(0.08)	7,149	$(0.28)
Diluted:
Weighted-average shares outstanding	6,957	$(0.08)	7,149	$(0.28)
Earnings (loss) from discontinued operations	$(554)		$242
Basic:
Weighted-average shares outstanding	6,957	$(0.08)	7,149	$0.03
Diluted:
Weighted-average shares outstanding	6,957	$(0.08)	7,149	$0.03
Net Loss	$(1,140)		$(1,754)
Basic:
Weighted-average shares outstanding	6,957	$(0.16)	7,149	$(0.25)
Diluted:
Weighted-average shares outstanding	6,957	$(0.16)	7,149	$(0.25)
Weighted-average number of shares outstanding—basic	6,957		7,149
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0
Weighted-average number of shares outstanding—diluted	6,957		7,149

Share options of 14 and 31 for the years ended June 30, 2020 and 2019, respectively, are not included in the computation of diluted earnings per share because their effect would be antidilutive.

19. SUBSEQUENT EVENTS

On August 26, 2020, the operations of the Pharmacy segment in Lake Charles, Louisiana, was struck by Hurricane Laura.  The facility suffered wind and rain damage and the local area suffered devastating winds and flooding.  The Pharmacy segment has been able to deliver its products to its customers as needed by this facility or by the facility in Crowley, Louisiana, but customer demand has decreased due to damage caused by the hurricane.  The cost of the damage to the leased facility in Lake Charles is the responsibility of the landlord.