Form 10-Q
period 2020-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2020-11-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of November 12, 2020 was 6,899,321 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2020	June 30,
	(unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$11,403	$11,184
Receivables - net	4,195	4,315
Inventory	1,965	1,866
Prepaid expense and other assets	2,455	2,558
Total current assets	20,018	19,923
Property, plant and equipment, at cost	19,857	19,749
Less accumulated depreciation	14,235	14,425
Property, plant and equipment - net	5,622	5,324
Noncurrent Assets:
Intangible assets - net	1,247	1,254
Right of use assets	873	970
Other noncurrent assets	485	500
Total noncurrent assets	2,605	2,724
TOTAL ASSETS	$28,245	$27,971
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,614	$872
Current maturities of long-term debt, net of debt issuance costs	1,402	1,401
Accrued payroll and related taxes	2,018	1,969
Accrued sales tax	1,533	1,411
Unearned CARES Act Funds	4,607	4,532
Current operating lease liabilities	343	365
Other accrued expenses	571	866
Total current liabilities	12,088	11,416
Long-Term Liabilities
Long-term debt	1,948	1,957
Noncurrent liability for professional liability risks	102	104
Long-term operating lease liabilities	531	607
Other noncurrent liabilities	173	144
Total long-term liabilities	2,754	2,812
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,899 shares at September 30, 2020 and at June 30, 2020	3,450	3,450
Additional paid-in capital	10,714	10,714
Retained loss	(422)	(82)
Accumulated other comprehensive loss	(339)	(339)
Total Shareholders’ Equity	13,403	13,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,245	$27,971

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net revenues	$10,422	$11,652
Costs and Expenses
Cost of goods sold	4,070	4,344
Salaries, wages and benefits	4,385	4,909
Supplies	224	319
Purchased services	647	703
Other operating expenses	949	1,103
Rent and lease expense	170	159
Depreciation and amortization	300	335
Operating Loss	(323)	(220)
Other Income (Expense):
Gains on sale of assets	8	107
Federal stimulus - Pandemic relief funds	31	0
Interest income (expense), net	(7)	(30)
Loss from Continuing Operations before income taxes	(291)	(143)
Income Tax Benefit	0	0
Loss from Continuing Operations	(291)	(143)
Loss from Discontinued Operations, net of tax	(49)	(118)
Net Loss	(340)	(261)
Other comprehensive income	0	0
Comprehensive Loss	$(340)	$(261)
Loss Per Share:
Continuing Operations:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Discontinued Operations:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Net Loss:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)
Weighted-Average Common Shares Outstanding:
Basic	6,899	6,987
Diluted	6,899	6,987

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDER’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2020	6,899	$3,450	$10,714	$(82)	$(339)	$13,743
Net loss	0	0	0	(340)	0	(340)

SEPTEMBER 30, 2020	6,899	$3,450	$10,714	$(422)	$(339)	$13,403

JUNE 30, 2019	6,987	$3,493	$10,745	$1,058	$(253)	$15,043
Net loss	0	0	0	(261)	0	(261)
Share-based compensation	0	0	28	0	0	28

SEPTEMBER 30, 2019	6,987	$3,493	$10,773	$797	$(253)	$14,810

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$814	$(95)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing Operations	(595)	(251)
Proceeds from sale of other assets	8	355
Net Cash Provided by (Used in) Investing Activities	(587)	104
Cash Flows Used in Financing Activities:
Payments on long-term debt	(8)	(81)
Net Cash Used in Financing Activities	(8)	(81)
Net Increase (Decrease) in Cash and Cash Equivalents	219	(72)
Cash and Cash Equivalents Beginning of Period	11,184	7,742
Cash and Cash Equivalents End of Period	$11,403	$7,670
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(1)	$52
Income taxes	$308	$(11)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$9	$1,423

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2020

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2020 and for the three month periods ended September 30, 2020 and 2019 have been prepared in accordance with Rule 10-01 and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2020 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 28, 2020. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

•	A subsidiary, SunLink Health Systems Technology (“SHS Technology”), which provides information technology (IT) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of three operational areas which are conducted primarily in markets in     southern Louisiana:

•	Retail pharmacy products and services, consisting of retail pharmacy sales conducted in Crowley, Louisiana;

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

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine.

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well in part due to the abrupt retirement of one physician and reduced capacity of other physicians and providers, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last three fiscal quarters results.

During the fourth quarter of fiscal 2020, our Healthcare and Pharmacy segments received approximately $4,586 and in the first quarter of fiscal 2021 we received $106 in general and targeted Provider Relief Fund (“PRF”) distributions. During the fourth quarter of fiscal 2020, we also received $3,234 in Paycheck Protection Programs (“PPP”) loans, administered by the Small Business Administration (“SBA”). Both the PRF and PPP funds are provided for under the Coronavirus Aid Relief and Economic Security (“CARES”) Act, and we have received a total of $7,926 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for healthcare-related expenses or “Lost Revenues” (as defined by HHS) attributable to COVID-19. Such funds under the PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. HHS has released “CARES Act Provider Relief Fund Frequently Asked Questions” (“FAQ”) numerous times since April 3, 2020 through October 28, 2020 to clarify PRF requirements and has provided expansive examples of the reporting requirements in efforts to demonstrate amounts of the PRF received may be considered to have been earned and which may be retained. The Company continues to review and analyze the FAQ which it believes still leaves substantial uncertainty as to the proper use and reporting of PRF funds. We are reporting $31 of PRF in other income (expense) in our consolidated statement of operations for our fiscal quarter ended September 30, 2020 for COVID-19 related expenses. The unrecognized amount of the PRF are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the distributions received may be impacted. We currently believe we may not be able to utilize a portion of the PRF funds received under the currently existing interpretations by HHS and may have to return the unutilized portions funds in the future.

Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds subject, to Federally-established terms and conditions.  During July 2020, the allowable period for the use of PPP loan proceeds was amended to allow for a 24-week utilization period. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the end of the allowable period. The forgiveness applications are to be reviewed by both the lender and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The two-year loan repayment begins two months after the loan forgiveness amount is determined by SBA. The Company has not yet applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans through September 30, 2020.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided, including the requirements of  PRF receipts and PPP loans.

We believe that existing funds, cash generated from operations and additional sources of and access to financing from COVID-19 related government loans and grants will likely be adequate to satisfy our needs for working capital and capital expenditures in the next twelve months. However, if the COVID-19 pandemic continues for an extended period, we expect to experience significant losses and additional financial assistance will likely be required.

Note 3. – Discontinued Operations

All the businesses discussed in the note below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results for all the businesses included in discontinued operations are presented in the following table:

	Three Months Ended
	September 30,
	2020	2019
Net Revenues:
Sold Hospitals	$3	$24
	$3	$24
Loss before income taxes:
Sold Hospitals	$(29)	$(93)
Life sciences and engineering	(20)	(25)
Loss from discontinued operations before income taxes	(49)	(118)
Income tax expense	0	0
Loss from discontinued operations	$(49)	$(118)

Sold Hospitals – Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Hospitals results primarily from the effects of retained professional liability insurance and claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2020 and 2019, respectively.

The components of pension expense for the three months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended
	September 30,
	2020	2019
Interest Cost	$10	$14
Expected return on assets	(9)	(9)
Amortization of prior service cost	19	20
Net pension expense	$20	$25

SunLink contributed $25  to the plan in the three months ended September 30, 2020 and expects to contribute an additional $75 during the remaining three fiscal quarters of the fiscal year ending June 30, 2021.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended September 30, 2020 and 2019, the Company recognized  $0 and $28, respectively, stock-based compensation for options issued to employees and directors of the Company.  The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were no share options granted during the three months ended September 30, 2020. There were 50,000 share options granted under the 2011 Director Stock Option Plan during the three months ended September 30, 2019.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Medicare	$4,533	$5,064
Medicaid	2,621	3,183
Retail and Institutional Pharmacy	1,690	1,699
Managed Care & Other Insurance	1,432	1,519
Self-pay	101	148
Other	45	39
Total Net Revenues	$10,422	$11,652

No settlements of prior year Medicare and Medicaid cost reports were recorded in the three months ended September 30, 2020 and 2019, respectively.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	September 30, 2020	June 30, 2020
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,645)	(1,638)
Net Intangibles	$1,247	$1,254

Amortization expense was $7 and $29 for the three months ended September 30, 2020 and 2019, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2020	June 30, 2020
CARES Act Paycheck Protection Plan Loans	$3,234	$3,234
Capital Lease	116	124
Less current maturities	(1,402)	(1,401)
Long-term Debt	$1,948	$1,957

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program is administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds and subject to other Federally-established terms and conditions.  During July 2020, the period for the allowable use of loan proceeds was amended from eight week to allow for 24-weeks allowable usage. The borrowing subsidiaries must apply for loan forgiveness with the bank within ten months after the allowable use period. As of the date of this filing, the Company has not applied for loan forgiveness for any PPP loan. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of our PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate.

Note 8. – Income Taxes

Income tax expense of $0 ($0 federal  and state tax  expense) was recorded for continuing operations for the three months ended September 30, 2020 and 2019, respectively.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts received as general and targeted PRF and amounts received under the PPP loans.  Based on the latest published IRS guidance as of the preparation of the September 30, 2020 financial statements, PRF are fully includable in taxable income and all amounts of income or expense related to the PPP loans are excluded from taxable income.  The result of including the PRF in taxable income and disallowing PPP loan expenses for the three months ended September 30, 2020 is a total addition to taxable income of $247.  The Company estimates it has sufficient federal and state net operating losses to cover the resulting estimated September 30, 2020 taxable income.  The Company will continue to monitor the latest available IRS guidance relating to these funds for treatment on the June 30, 2020 tax return filing, which is due April 15, 2021.

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

At September 30, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,367 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at September 30, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2020, the Company had approximately $14,631 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2017 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended
Lease Cost	September 30, 2020	September 30, 2019
Operating lease cost:
Operating lease cost	$118	$147
Short-term rent expense	42	5
Variable lease cost	1	7
Total operating lease cost	$161	$159

Finance lease cost:
Amortization right-of-use assets	$9	$9
Interest on finance lease liabilities	2	3
Total finance lease cost	$11	$12

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		September 30,	June 30,
		2020	2020
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$873	$970

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	50	43
Current finance lease liabilities	Current maturities of long-term debt	35	34
Long-term finance lease liabilities	Long-term debt	83	90

Supplemental cash flow and other information related to leases as of and for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended
Other information	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119	$139
Operating cash flows from finance leases	2	3
Financing cash flow from finance leases	8	8
Right-of-use assets obtained in exchange for new operating lease liabilities	9	148
Weighted-average remaining lease term:
Operating leases	3.16 years	4.16 years
Finance leases	3.76 years	3.84 years
Weighted-average discount rate:
Operating leases	3.93%	5.53%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of September 30, 2020 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$371	$31
2 years	216	42
3 years	116	42
4 years	106	16
5 years	100	0
Over 5 years	49	0
Total minimum future payments	958	131
Less: Imputed interest	(84)	(13)
Total liabilities	874	118
Less: Current portion	(343)	(35)
Long-term liabilities	$531	$83

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to those covered by such amended returns have been paid on the related reimbursement received with respect to sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds for such sales taxes. Refunds have been received from two taxing authorities in the amounts claimed on amended returns for such authorities. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the fiscal quarter ended December 31, 2019 in the amount of $359. The Company’s position with respect to such refunds claimed from other local taxing authorities is still uncertain and such claims have not yet been determined probable of collection; therefore, no amount is recorded as a receivable by the Company at September 30, 2020 for such other local taxing authorities. In addition, the Company has continued to accrue the amounts for sales tax estimates from such other taxing authorities in amounts it believes would be payable if its amended returns and continuing position were challenged and the Company were not to prevail.  The unpaid sales tax accrued as a liability at September 30, 2020 is $1,533 compared to $1,411 at June 30, 2020.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest in continuing operations at September 30, 2020 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$1,402	$48
2 years	1,905	13
3 years	40	2
4 years	3	0
5 years	0	0
	$3,350	$63

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters, including those relating to prior assets sales.

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $55 and $118 for legal services to this law firm in the three months ended September 30, 2020 and 2019, respectively.  Included in the Company’s condensed consolidated balance sheets at September 30, 2020 and June 30, 2020 is $46 and $6, respectively, of amounts payable to this law firm.

Note 13. – Asset Sales

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land in Fulton, MO. After expenses, the Company received net proceeds from the sale of $348, which was retained for working capital and general corporate purposes. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the three months ended September 30, 2019.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of September 30, 2020 and 2019 and for the three months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended September 30, 2020
Net revenues from external customers	$3,465	$6,957	$0	$10,422
Operating profit (loss)	(55)	195	(463)	(323)
Depreciation and amortization	79	221	0	300
Assets	8,206	8,077	11,962	28,245
Expenditures for property, plant and Equipment	235	353	7	595
As of and for the three months ended September 30, 2019
Net revenues from external customers	$4,232	$7,420	$0	$11,652
Operating profit (loss)	168	263	(651)	(220)
Depreciation and amortization	88	246	1	335
Assets	8,641	8,452	8,718	25,811
Expenditures for property, plant and Equipment	38	213	0	251

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

•

the ability to achieve forgiveness of outstanding Paycheck Protection Program (“PPP”) loans or any similar future loans and/or the lack of availability of future governmental support that may be required to offset the effect of the COVID-19 pandemic;

•	the ability to achieve compliance with requirements for the expenditure and retention of PRF funds:
•	restrictions imposed by existing or future lending agreements or other indebtedness;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary and other liability insurance;
•	the efforts of insurers, healthcare providers, and others to contain healthcare costs;
•

the impact on hospital, clinic and nursing home services of the treatment of patients in alternative or lower acuity healthcare settings, such as with drug therapy or in surgery centers, and urgent care centers, retirement homes or at home;

•	changes in medical and other technology;
•	changes in estimates of self-insurance claims and reserves;
•	changes in prices of materials and services utilized in our Healthcare Services and Pharmacy segments;
•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;
•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;
•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware;
•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment; and
•	the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors; and
•	the ability of Pharmacy segment to sustain its sales tax position in Louisiana.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. However, we believe the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses which are not subject to estimation at this time, particularly because they are novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic.  Although the Company intends to pursue its business strategy of improving its operations, services and profitability of its existing businesses, in response to the pandemic, it has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where possible, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy will depend on the effect of, among other things, the nature, extent and timing of the COVID-19 pandemic and government actions in response thereto.

The Company has used a portion of the cash proceeds from recent dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, and to make improvements to its Healthcare Services and Pharmacy businesses. On March 24, 2020, the Company suspended the repurchase of common shares in light of the uncertainty and need for funds to respond to the COVID-19 pandemic. The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic and for other general corporate purposes. There is no assurance that any further dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. Although the Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform. The Company is not currently offering any of its businesses for sale, as it believes current economic conditions are generally unfavorable for the disposition of such assets.

COVID-19 Pandemic

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are very recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine.

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well in part due to the abrupt retirement of one physician and reduced capacity of other physicians and providers, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last three fiscal quarters results.

During the fourth quarter of fiscal 2020, our Healthcare and Pharmacy segments received approximately $4,586 and in the first quarter of fiscal 2021 we received $106 in general and targeted Provider Relief Fund (“PRF”) distributions. During the fourth quarter of fiscal 2020, we also received $3,234 in Paycheck Protection Programs (“PPP”) loans, administered by the SBA. Both the PRF and PPP funds are provided for under the CARES Act and we have received a total of $7,926 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for healthcare-related expenses or “Lost Revenues” (as defined by HHS) attributable to COVID-19. Such funds under the PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. HHS has released “CARES Act Provider Relief Fund Frequently Asked Questions (“FAQ”) numerous times since April 3, 2020 through  October 28, 2020 to clarify PRF requirements and has provided expansive examples of the reporting requirements in efforts to demonstrate amounts of the PRF received may be considered to have been earned and which may be retained. The Company continues to review and analyze the FAQ which it believes still leaves substantial uncertainty as to the proper use and reporting of PRF funds. We are reporting $31 of PRF in other income (expense) in our consolidated statement of operations for our fiscal quarter ended September 30, 2020 related to COVID-19 related expenses. The unrecognized amount of the PRF related are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the distributions received may be impacted. We currently believe we may not be able to utilize a portion of the PRF funds received under the currently existing interpretations by HHS and may have to return the unutilized portion of those funds in the future.

Forgiveness of PPP loans may be available if the loans are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds, subject to Federally-established terms and conditions.  During July 2020, the allowable period for the use of PPP loan proceeds was amended to allow for a 24-week utilization period. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the end of the allowable period. The forgiveness applications are to be reviewed by both the lender and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The two-year loan repayment begins two months after the loan forgiveness amount is determined by SBA. The Company has not applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans through September 30, 2020.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, nursing home and pharmacy operations; and existing and potential government assistance that may be provided, including the requirements of PRF receipts and PPP loans.

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

Our critical accounting estimates are more fully described in our 2020 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes.

Financial Summary

The Company’s operations for the quarter ended September 30, 2020 were impacted by the COVID-19 pandemic.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended
	September 30,
	2020	2019	% Change
Net Revenues - Healthcare Services	$3,465	$4,232	(18.1)%
Net Revenues - Pharmacy	6,957	7,420	(6.2)%
Total Net Revenues	10,422	11,652	(10.6)%
Costs and expenses	(10,745)	(11,872)	(9.5)%
Operating loss	(323)	(220)	46.8%
Interest income (expense) - net	(7)	(30)	(76.7)%
Federal stimulus - Pandemic relief funds	31	0	NA
Gain on sale of assets	8	107	(92.5)%
Loss from continuing operations before income taxes	$(291)	$(143)	103.5%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Medicare	$4,533	$5,064
Medicaid	2,621	3,183
Retail and Institutional Pharmacy	1,690	1,699
Managed Care & Other Insurance	1,432	1,519
Self-pay	101	148
Other	45	39
Total Net Revenues	$10,422	$11,652

The Healthcare Services segment in the current year is composed of one hospital, one nursing home and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues decreased $767, or 18%, for the three months period ended September 30,2020 compared to net revenues for the comparable prior year period. The decrease in net revenues for the third fiscal quarter this year resulted primarily from the reduced patient demand as a result of the COVID-19 pandemic. Hospital patient days decreased 48% , nursing home patient days decreased 20% and clinic visits decreased 36% for the three months ended September 30, 2020 from the same period last year. No settlements of prior year Medicare and Medicaid cost reports were recorded in the three months ended September 30, 2020 and 2019, respectively.

Pharmacy segment net revenues for the three months period ended September 30, 2020 decreased $463, or 6% from the three months period ended September 30,2019. The decreased net revenues resulted from decreased referrals from physician offices and other sources due to the COVID-19 pandemic and the related downward turn in the local economies serviced by the segment.  Also, the operations of the segment in Lake Charles, Louisiana were impacted by Hurricane Laura.   The local area suffered devasting winds and flooding and customer demand decreased as a result.

Costs and expenses, including depreciation and amortization, were $10,745 and $11,872 for the three months ended September 30, 2020 and 2019, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2020	2019
Cost of goods sold	39.1%	37.2%
Salaries, wages and benefits	42.1%	42.1%
Supplies	2.2%	2.7%
Purchased services	6.2%	6.0%
Other operating expenses	9.1%	9.5%
Rent and lease expense	1.6%	1.4%
Depreciation and amortization expense	2.9%	2.9%

Cost of goods sold for the Pharmacy segment increased as a percent of net revenues for the three months period ended September 30, 2020 compared to same period last fiscal year due to higher costs of certain drugs, some of which resulted from decreased availability resulting from the COVID-19 pandemic. Supplies expense as a percent of net revenues decreased this year compared to last year due to better cost controls measures at our Healthcare Service segment.

Operating Loss

The Company reported an operating loss of $323 for the three months period ended September 30, 2020 compared to an operating loss of $220 for the three months period ended September 30, 2019. The increased operating loss for the three months period ended September 30, 2020 compared to the operating loss for the prior year’s three-month period was primarily a result of the 12% decrease in net revenues this year and slightly higher costs as a percentage of net revenues resulting from the COVID-19 pandemic.

Other Income – Federal Stimulus – Pandemic relief Funds

As part of the CARES ACT, two subsidiaries have received PRF payments.  During the three months ended September 30, 2020,  the Company recognized $31 of these funds as Other Income for reimbursement of eligible COVID-19 related expenses.

Asset Sales

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $348. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the three months period ended September 30, 2020.

Interest Income (Expense) -Net

Interest  expense, net, was $7 for the three months period ended September 30, 2020 compared to interest expense, net, of $30 for the three months period ended September 30, 2019, respectively. Repayment of $3,033 of long-term loan in the fiscal year ended June 30, 2020 has resulted in the decreased net interest expense. The PPP Loans currently outstanding have a 1% interest rate while the debt repaid in the fiscal year ended June 30, 2020 had an interest rate of approximately 6%.

Income Taxes

Income tax expense of $0 ($0 federal  and state tax  expense) was recorded for continuing operations for the three months ended September 30, 2020 and 2019, respectively.

Of the CARES Act provisions, the most material income tax considerations relating to the Company, relate to the amounts received as general and targeted PRF and amounts received under the PPP loans.  Based on the latest published IRS guidance as of preparation of the September 30, 2020 financial statements, PRF are fully includable

in taxable income and all amounts of income or expense related to the PPP loans are excluded from taxable income.   The result of including the PRF in taxable income and disallowing PPP loan expenses for the three months ended September 30, 2020 is a total addition to taxable income of $247.  The Company estimates it has sufficient federal and state net operating losses to cover the estimated September 30, 2020 taxable income.  The Company will continue to monitor the latest available IRS guidance relating to these funds for treatment of its June 30, 2020 tax filing, which is due April 15, 2021.

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

At September 30, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,367 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at September 30, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future.

The principal negative evidence that led us to determine at September 30, 2020 that all the deferred tax assets should have full valuation allowances was the three-year cumulative pre-tax loss from continuing operations as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate.

For Federal income tax purposes, at September 30, 2020, the Company had approximately $14,631 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2016 are no longer subject to potential federal and state income tax examination.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $291 for the three months ended September 30, 2020 as compared to a loss from continuing operations after income tax of $143 for the three months ended September 30, 2019. The loss from continuing operations increased in the three months this year compared to the prior year due to the decreased net revenues this year due to the reduction in patient demand due to the COVID-19 pandemic and the decrease in gains on asset sales this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $49 for the three months period ended September 30, 2020 compared to a loss from discontinued operations after income taxes of $118 for the three months period ended September 30, 2019. The loss in the three months ended September 30, 2020 and 2019   resulted primarily from the professional liability expenses of disposed businesses and legal fees.

Net Loss

Net loss for the three months period ended September 30, 2020 was $340 ($0.05 per fully diluted share) as compared to a net loss of $261 ($0.04 per fully diluted share) for the three months period ended September 30, 2019.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $11,403 at September 30, 2020. Currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is highly uncertain, and due to the COVID-19 pandemic and related factors, may be non-existent. The Company and five subsidiaries received approximately $3,234 of PPP loans and approximately $4,691 of payments under the PRF. These funds are required to be expended under the terms of the government programs which authorized them.  The Company is uncertain as to whether these funds will be sufficient to sustain its operations for the duration of the COVID-19 pandemic which is itself uncertain. From time-to-time, nevertheless, we may seek options to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated needs. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and government programs discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program is administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through the Company’s regular bank.  Forgiveness of PPP loans may be available if the loan proceeds are used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of such proceeds and based on other Federally-established terms and conditions.  During July 2020, the period for the allowable use of loan proceeds was amended from eight weeks to 24-week periods. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the allowable use period. The forgiveness applications will be reviewed by both the bank and the SBA and a loan forgiveness amount, if any, will be determined. Forgiveness applications must be filed within ten months of receipt of the PPP Loan. There can be no assurance, however, that any of our PPP loans will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and government programs discussed herein, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2020 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$1,402	$380	$48
2 years	1,905	216	13
3 years	40	115	2
4 years	3	106	0
5 years	0	100	0
Over 5 years	0	49	0
	$3,350	$966	$63

At September 30, 2020, we had outstanding debt of $3,234 of PPP Loans and $116 of capital lease debt.

At September 30, 2020, we had a current liability of $4,607 of Unearned CARES Act Funds.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all the assets of four hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2020 and 2019, respectively.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $55 and $118 for legal services to this law firm in the three months ended September 30, 2020 and 2019, respectively.   Included in the Company’s condensed consolidated balance sheets at September 30, 2020 and June 30, 2020 is $46 and $6, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2020 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

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

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 6.	EXHIBITS

Exhibits:

10.1	Employment letter dated October 1, 2020 by and between SunLink Health Systems, Inc and Sheila G. Brockman.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and June 30, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 13, 2020