Form 10-Q
period 2020-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2021-02-16
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of February 12, 2021 was 6,899,321 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2020	June 30,
	(unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$11,241	$11,184
Receivables - net	4,074	4,315
Inventory	1,927	1,866
Prepaid expense and other assets	2,288	2,558
Total current assets	19,530	19,923
Property, plant and equipment, at cost	20,218	19,749
Less accumulated depreciation	14,530	14,425
Property, plant and equipment - net	5,688	5,324
Noncurrent Assets:
Intangible assets - net	1,240	1,254
Right of use assets	1,426	970
Other noncurrent assets	638	500
Total noncurrent assets	3,304	2,724
TOTAL ASSETS	$28,522	$27,971
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,394	$872
Current maturities of long-term debt	1,582	1,401
Accrued payroll and related taxes	1,806	1,969
Accrued sales tax	1,676	1,411
Unearned CARES Act Funds	1,507	4,532
Current operating lease liabilities	460	365
Other accrued expenses	636	866
Total current liabilities	9,061	11,416
Long-Term Liabilities
Long-term debt	1,759	1,957
Noncurrent liability for professional liability risks	110	104
Long-term operating lease liabilities	989	607
Other noncurrent liabilities	126	144
Total long-term liabilities	2,984	2,812
Commitment and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,899 shares at December 31, 2020 and at June 30, 2020	3,450	3,450
Additional paid-in capital	10,714	10,714
Retained earnings (loss)	2,652	(82)
Accumulated other comprehensive loss	(339)	(339)
Total Shareholders’ Equity	16,477	13,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,522	$27,971

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues	$10,150	$12,805	$20,572	$24,457
Costs and Expenses
Cost of goods sold	3,918	5,097	7,988	9,441
Salaries, wages and benefits	4,226	4,849	8,611	9,758
Supplies	280	334	504	653
Purchased services	629	753	1,276	1,456
Other operating expenses	913	994	1,862	2,097
Rent and lease expense	120	147	290	306
Depreciation and amortization	318	350	618	685
Operating Earnings (Loss)	(254)	281	(577)	61
Other Income (Expense):
Gains on sale of assets	5	86	13	193
Loss on extinguishment of debt	0	(160)	0	(160)
Federal stimulus - Provider relief funds	3,417	0	3,448	0
Interest income (expense), net	(7)	(4)	(14)	(34)
Earnings from Continuing Operations before income taxes	3,161	203	2,870	60
Income Tax Expense	15	0	15	0
Earnings from Continuing Operations	3,146	203	2,855	60
Loss from Discontinued Operations, net of tax	(72)	(245)	(121)	(363)
Net Earnings (Loss)	3,074	(42)	2,734	(303)
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$3,074	$(42)	$2,734	$(303)
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.46	$0.03	$0.41	$0.01
Diluted	$0.46	$0.03	$0.41	$0.01
Discontinued Operations:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)
Net Earnings (Loss):
Basic	$0.45	$(0.01)	$0.40	$(0.04)
Diluted	$0.45	$(0.01)	$0.40	$(0.04)
Weighted-Average Common Shares Outstanding:
Basic	6,899	6,986	6,899	6,986
Diluted	6,905	6,992	6,904	7,012

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2020	6,899	$3,450	$10,714	$(82)	$(339)	$13,743
Net loss				(340)		(340)
SEPTEMBER 30, 2020	6,899	3,450	10,714	(422)	(339)	13,403
Net Earnings				3,074		3,074
DECEMBER 31, 2020	6,899	$3,450	$10,714	$2,652	$(339)	$16,477

JUNE 30, 2019	6,987	$3,493	$10,745	$1,058	$(253)	$15,043
Net loss				(261)		(261)
Share-based compensation			28			28
SEPTEMBER 30, 2019	6,987	3,493	10,773	797	(253)	14,810
Net loss				(42)		(42)
Repurchase of shares	(4)	(1)	(5)			(6)
DECEMBER 31, 2019	6,983	$3,492	$10,768	$755	$(253)	$14,762

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$1,034	$(443)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(1,000)	(548)
Proceeds from sale of other assets	40	558
Net Cash Provided by (Used in) Investing Activities	(960)	10
Cash Flows Used in Financing Activities:
Payments on long-term debt	(17)	(2,698)
Repurchase of common shares	0	(4)
Net Cash Used in Financing Activities	(17)	(2,702)
Net Increase (Decrease) in Cash and Cash Equivalents	57	(3,135)
Cash and Cash Equivalents Beginning of Period	11,184	7,742
Cash and Cash Equivalents End of Period	$11,241	$4,607
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(1)	$61
Income taxes	$308	$(43)
Non-cash investing and financing activities:
Assets acquired in exchange for note receivable	$0	$371
Right-of-use assets obtained in exchange for lease liabilities	$691	$1,448

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2020 and for the three and six month periods ended December 31, 2020 and 2019 have been prepared in accordance with Rule 10-01 and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2020 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 28, 2020. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have begun to vaccinate patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination.

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well in part due to the abrupt retirement of one physician in the quarter ended June 30, 2020 and reduced capacity of other physicians and providers, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the continuation of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last four fiscal quarters results.

During the period from April 1, 2020 to December 31, 2020, our Healthcare and Pharmacy segments received $5,008 in general and targeted Provider Relief Fund (“PRF”) distributions. During the quarter ended June 30, 2020, we also received $3,234 in Paycheck Protection Programs (“PPP”) loans, administered by the SBA. Both the PRF and PPP funds are provided for under the CARES Act and we have received a total of $8,242 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for healthcare-related expenses and capital expenditures attributable to COVID-19,  and “Lost Revenues” (as defined by HHS). Such funds under the PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. HHS has released “CARES Act Provider Relief Fund Frequently Asked Questions (“FAQ”) numerous times since April 3, 2020 through  January 28, 2021 to clarify PRF requirements and has provided expansive examples of the reporting requirements in efforts to demonstrate amounts of the PRF received that may be considered to have been earned and which may be retained. The Company continues to review and analyze the FAQ. Of the $5,008 of PRF COVID-19 related distributions received during the period from April 1, 2020 through December 31, 2020,  we are reporting $3,417 as other income in our consolidated statement of operations for our fiscal quarter ended December 31, 2020 related to COVID-19 related expenses and Lost Revenues. Our uses of PRF consisted of COVID-19 personal protective equipment, allowable capital expenditures and salary expenses for allowable patient care activities. The lost revenues were calculated as the reduction of patient care revenues in calendar 2020 compared to the calendar 2020 budget and actual patient care revenues of calendar 2019 in accordance with the latest guidance from HHS.  The unrecognized amount of the PRF are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the distributions received may be impacted. We currently are uncertain if  we will be able to utilize all of the PRF received under the currently existing interpretations by HHS and may have to return the unutilized portion of those funds, if any, in the future.

Forgiveness of PPP loans may be available if the loans were used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds subject to Federally-established terms and conditions.  During July 2020, the allowable period for the use of PPP loan proceeds was amended to allow for a 24-week utilization period. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the end of the allowable use period. The forgiveness applications are to be reviewed by both the lender and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The two-year loan repayment begins two months after the loan forgiveness amount is determined by SBA. The Company has not yet applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans through December 31, 2020.

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

Results for all the businesses included in discontinued operations are presented in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net Revenues:
Sold Hospitals	$(5)	$13	(2)	37
	$(5)	$13	$(2)	$37
Loss before income taxes:
Sold Hospitals	$(52)	$(202)	(81)	(295)
Life sciences and engineering	(20)	(43)	(40)	(68)
Loss from discontinued operations before income taxes	(72)	(245)	(121)	(363)
Income tax expense	0	0	0	0
Loss from discontinued operations	$(72)	$(245)	$(121)	$(363)

Sold Hospitals – Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Hospitals results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2020 and 2019, respectively.

The components of pension expense for the three and six months ended December 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest Cost	$10	$10	$20	$24
Expected return on assets	(9)	(8)	(18)	(17)
Amortization of prior service cost	19	41	38	61
Net pension expense	$20	$43	$40	$68

SunLink contributed $50  to the plan in the six months ended December 31, 2020 and expects to contribute an additional $50 during the remaining two fiscal quarters of the fiscal year ending June 30, 2021.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended December 31, 2020 and 2019, the Company recognized  no stock-based compensation for options issued to employees and directors of the Company. For the six months ended December 31, 2020 and 2019, the Company recognized  $0 and $28, respectively, of stock-based compensation for options issued to employees and directors of the Company. The fair value of the share options granted was estimated using the Black-Scholes option-pricing model.  There were no share options granted during the three and six months ended December 31, 2020. There were 50,000 share options granted under the 2011 Director Stock Option Plan during the six months ended December 31, 2019.

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

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2019	935	$1.17
December 2019	2,879	1.18
	3,814	$1.17

On March 24, 2020, the Company announced that it had suspended the 2019-2020 Program in light of the COVID-19 pandemic and on June 1, 2020, the Company terminated the 2019-2020 program.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Medicare	$4,715	$5,295	$9,248	$10,359
Medicaid	2,600	4,061	5,221	7,244
Retail and Institutional Pharmacy	1,395	1,442	3,085	3,141
Managed Care & Other Insurance	1,289	1,877	2,721	3,396
Self-pay	120	90	221	238
Other	31	40	76	79
Total Net Revenues	$10,150	$12,805	$20,572	$24,457

Settlements of prior year Medicare and Medicaid cost reports of $69 and $107 were recorded in the three and six months ended December 31, 2020 and 2019, respectively.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31, 2020	June 30, 2020
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,652)	(1,638)
Net Intangibles	$1,240	$1,254

Amortization expense was $7 and $29 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense was $14 and $58 for the six months ended December 31, 2020 and 2019, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2020	June 30, 2020
CARES Act Paycheck Protection Plan Loans	$3,234	$3,234
Capital Lease	107	124
Less current maturities	(1,582)	(1,401)
Long-term Debt	$1,759	$1,957

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program is administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans may be available if the loans were used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds and subject to other Federally-established terms and conditions.  During July 2020, the period for the allowable use of loan proceeds was amended from eight week to allow for 24-weeks allowable usage. The borrowing subsidiaries must apply for loan forgiveness with the bank within ten months after the allowable use period. As of the date of this filing, the Company has not applied for loan forgiveness for any PPP loan. The forgiveness applications will be reviewed by both the lending bank and SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of our PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate.

Note 8. – Income Taxes

Income tax expense of $15 (all state tax  expense) was recorded for continuing operations for the three and six months ended December 31, 2020. No income tax expense was recorded for continuing operations for the three and six months ended December 31, 2019.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts received as general and targeted PRF and amounts received under the PPP loans.  Based on the latest published IRS guidance as of the preparation of the December 31, 2020 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received.   Due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at December 31, 2020 that all PPP loans will be forgiven and therefore all associated expenses are being treated as deductible. The Company has sufficient federal and state net operating losses for the period to cover the resulting provisional December 31, 2020 taxable income, except in Mississippi, the source of the substantial majority of the Company’s PRF. The three and six months ended December 31, 2020 current tax expense, as booked, represents Mississippi state income tax.

Because Retainable PRF is includable in the tax year received, the Company included $4,586 of Retainable PRF in taxable income for its tax year ended June 30, 2020 and is including $423 of the Refundable PRF received during the six months ended December 31, 2020, in taxable income relating to its tax year ended June 30, 2021. The Company is projecting a taxable loss for the period ended June 30, 2021 notwithstanding inclusion of the $423 of Retainable PRF.  The Company will continue to monitor the latest available IRS guidance relating to these funds for treatment on the June 30, 2020 tax return filing, which is due April 15, 2021.

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

At December 31, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,669 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at December 31, 2020 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $15,248. The net operating loss carry-forward includes the $5,008 of Retained PRF received through December 31, 2020.

For Federal income tax purposes, at December 31, 2020, the Company had approximately $15,248 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2017 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Cost	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating lease cost:
Operating lease cost	$142	$143	$260	$290
Short-term rent expense	(22)	4	29	15
Variable lease cost	0	0	1	1
Total operating lease cost	$120	$147	$290	$306

Finance lease cost:
Amortization right-of-use assets	$9	$9	$18	$18
Interest on finance lease liabilities	2	2	4	5
Total finance lease cost	$11	$11	$22	$23

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		December 31,	June 30,
		2020	2020
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$1,426	$970

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	57	43
Current finance lease liabilities	Current maturities of long-term debt	35	34
Long-term finance lease liabilities	Long-term debt	72	90

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
Other information	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$150	$260	$289
Operating cash flows from finance leases	2	2	4	5
Financing cash flow from finance leases	9	8	17	16
Right-of-use assets obtained in exchange for new operating lease liabilities	682	9	691	1,448
Weighted-average remaining lease term:
Operating leases	2.90 years	3.91 years	2.90 years	3.91 years
Finance leases	4.28 years	3.77 years	4.28 years	3.77 years
Weighted-average discount rate:
Operating leases	3.49%	6.54%	3.49%	6.54%
Finance leases	6.54%	5.53%	6.54%	5.53%

Commitments relating to non-cancellable operating and finance leases as of December 31, 2020 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$498	$42
2 years	294	42
3 years	251	36
4 years	242	0
5 years	221	0
Over 5 years	41	0
Total minimum future payments	1,547	120
Less: Imputed interest	(98)	(13)
Total liabilities	1,449	107
Less: Current portion	(460)	(35)
Long-term liabilities	$989	$72

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to those covered by such amended returns have been paid on the related reimbursement received with respect to sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds for such sales taxes. Refunds have been received from two taxing authorities in the amounts claimed on amended returns for such authorities. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the fiscal quarter ended December 31, 2019 in the amount of $359. The Company’s position with respect to such refunds claimed from other local taxing authorities is still uncertain and such claims have not yet been determined probable of collection; therefore, no amount is recorded as a receivable by the Company at December 31, 2020 for such other local taxing authorities. In addition, the Company has continued to accrue the amounts for sales tax estimates from such other taxing authorities in amounts it believes would be payable if its amended returns and continuing position were challenged and the Company were not to prevail.  The unpaid sales tax accrued as a liability at December 31 , 2020 is $1,676 compared to $1,411 at June 30, 2020.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest in continuing operations at December 31, 2020 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$1,582	$54
2 years	1,725	11
3 years	34	1
4 years	0	0
5 years	0	0
	$3,341	$66

Contingencies do not reflect potential amounts for claims, litigation and other uncertainties, which matters are not probable or cannot be estimated, such as for certain professional liabilities and contract matters, including those relating to prior assets sales.

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $16 and $62 for legal services to this law firm in the three months ended December 31, 2020 and 2019, respectively.   The Company expensed an aggregate of $71 and $180 for legal services to this law firm in the six months ended December 31, 2020 and 2019, respectively.  Included in the Company’s condensed consolidated balance sheets at December 31, 2020 and June 30, 2020 is $15 and $6, respectively, of amounts payable to this law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2020 and 2019 and for the three and six months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2020
Net revenues from external customers	$3,368	$6,782	$0	$10,150
Operating profit (loss)	(35)	62	(281)	(254)
Depreciation and amortization	85	233	0	318
Assets	8,024	8,546	11,952	28,522
Expenditures for property, plant and equipment	90	315	0	405
As of and for the three months ended December 31, 2019
Net revenues from external customers	$4,314	$8,491	$0	$12,805
Operating profit (loss)	297	518	(534)	281
Depreciation and amortization	89	260	1	350
Assets	7,339	9,892	5,592	22,823
Expenditures for property, plant and equipment	17	280	0	297
As of and for the six months ended December 31, 2020,
Net revenues from external customers	$6,833	$13,739	$0	$20,572
Operating profit (loss)	(90)	257	(744)	(577)
Depreciation and amortization	164	454	0	618
Assets	8,024	8,546	11,952	28,522
Expenditures for property, plant and equipment	325	668	7	1,000
As of and for the six months ended December 31, 2019,
Net revenues from external customers	$8,546	$15,911	$0	$24,457
Operating profit (loss)	465	781	(1,185)	61
Depreciation and amortization	177	506	2	685
Assets	7,339	9,892	5,592	22,823
Expenditures for property, plant and equipment	55	493	0	548

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

•	changes in medical and other technology;
•	changes in estimates of self-insurance claims and reserves;
•	changes in prices of materials and services utilized in our Healthcare Services and Pharmacy segments;
•	changes in wages as a result of inflation or competition for physician, nursing, pharmacy, management and staff positions;
•	changes in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;
•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware;
•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment; and
•	the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors; and
•	the ability of our Pharmacy segment to sustain its sales tax position in Louisiana.

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

In prior years, the Company has used a portion of the cash proceeds from prior dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, and to make improvements to its Healthcare Services and Pharmacy businesses. On March 24, 2020, the Company suspended the repurchase of common shares in light of the uncertainty and need for funds to respond to the COVID-19 pandemic. The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic and for other general corporate purposes. There is no assurance that any further dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis. The Company considers the disposition of business segments, facilities and operations based on a variety of factors in addition to under-performance, including asset values, return on investments, competition from existing and potential competitors, capital improvement needs, the prevailing reimbursement environment under various Federal and state programs (e.g., Medicare and Medicaid) and private payors, and other corporate objectives. Although the Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, the Company is not currently offering any of its businesses for sale, as it believes current economic conditions are generally unfavorable for the disposition of such assets.

COVID-19 Pandemic

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance are recent, rapidly changing and at times, unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have begun to vaccinate patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for nursing home admissions, and clinic visits and hospital services have substantially decreased as well in part due to the abrupt retirement of one physician in the quarter ended June 30, 2020 and reduced capacity of other physicians and providers, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Nursing homes and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last four fiscal quarters results.

During the period April 1, 2020 through December 31, 2020, our Healthcare and Pharmacy segments received $5,008 in general and targeted Provider Relief Fund (“PRF”) distributions. During the quarter ended June 30, 2020, we also received $3,234 in Paycheck Protection Programs (“PPP”) loans, administered by the SBA. Both the PRF and PPP funds are provided for under the CARES Act and we have received a total of $8,242 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for healthcare-related expenses and capital expenditures attributable to COVID-19,  and “Lost Revenues” (as defined by HHS). Such funds under the PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. HHS has released “CARES Act Provider Relief Fund Frequently Asked Questions (“FAQ”) numerous times since April 3, 2020 through  January 28, 2021 to clarify PRF requirements and has provided expansive examples of the reporting requirements in efforts to demonstrate amounts of the PRF received may be considered to have been earned and which may be retained. The Company continues to review and analyze the FAQ. Of the $5,008 of PRF COVID-19 related distributions received during the period April 1, 2020 through December 31, 2020, we are reporting $3,417 of PRF as other income in our consolidated statement of operations for our fiscal quarter ended December 31, 2020 related to COVID-19 related expenses and Lost Revenues. The uses of PRF consisted of COVID-19 personal protective equipment, allowable capital expenditures and salary expenses for allowable patient care activities. The lost revenues were calculated as the reduction of patient care revenues in calendar 2020 compared to the calendar 2020 budget and actual patient care revenues of calendar 2019 in accordance with the latest guidance from HHS.  The unrecognized amount of the PRF related are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the distributions received may be impacted. We currently are uncertain if we will be able to utilize all of the PRF funds received under the currently existing interpretations by HHS and may have to return the unutilized portion of those funds, if any, in the future.

Forgiveness of PPP loans may be available if the loans were used to pay wages, rent, utilities and interest on certain debt during the eight-week period following receipt of the loan proceeds, subject to Federally-established terms and conditions.  During July 2020, the allowable period for the use of PPP loan proceeds was amended to allow for a 24-week utilization period. The borrowing subsidiaries must apply for loan forgiveness with the lending bank within ten months after the end of the allowable period. The forgiveness applications are to be reviewed by both the lender and the SBA and a loan forgiveness amount, if any, will be determined. There can be no assurance, however, that any of the PPP loans to us will be forgiven, or if forgiven, the amount of such forgiveness. Loan proceeds not forgiven are payable over two years at a 1% annual interest rate. The two-year loan repayment begins two months after the loan forgiveness amount is determined by SBA. The Company has not applied for forgiveness of any of its PPP loans and recorded no income relating to the PPP loans through December 31, 2020.

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

Financial Summary

The Company’s operations for the three and six months ended December 31, 2020 were impacted by the COVID-19 pandemic.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	% Change	2020	2019	% Change
Net Revenues - Healthcare Services	$3,368	$4,314	(21.9)%	$6,833	$8,546	(20.0)%
Net Revenues - Pharmacy	6,782	8,491	(20.1)%	13,739	15,911	(13.7)%
Total Net Revenues	10,150	12,805	(20.7)%	20,572	24,457	(15.9)%
Costs and expenses	(10,404)	(12,524)	(16.9)%	(21,149)	(24,396)	(13.3)%
Operating profit (loss)	(254)	281	(190.4)%	(577)	61	(1045.9)%
Interest income (expense) - net	(7)	(4)	75.0%	(14)	(34)	(58.8)%
Federal stimulus - Provider relief funds	3,417	0	NA	3,448	0	NA
Loss on extinguishment of debt	0	(160)	NA	0	(160)	NA
Gain on sale of assets	5	86	(94.2)%	13	193	(93.3)%
Earnings from continuing operations before income taxes	$3,161	$203	1457.1%	$2,870	$60	4683.3%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Medicare	$4,715	$5,295	9,248	10,359
Medicaid	2,600	4,061	5,221	7,244
Retail and Institutional Pharmacy	1,395	1,442	3,085	3,141
Managed Care & Other Insurance	1,289	1,877	2,721	3,396
Self-pay	120	90	221	238
Other	31	40	76	79
Total Net Revenues	$10,150	$12,805	$20,572	$24,457

The Healthcare Services segment in the current year is composed of one hospital, one nursing home and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues decreased $946, or 22%, for the three months period ended December 31,2020 compared to net revenues for the comparable prior year period. The decrease in net revenues for the second fiscal quarter this year resulted primarily from the reduced patient demand as a result of the COVID-19 pandemic. Hospital patient days decreased 25% , nursing home patient days decreased 33% and clinic visits decreased 38% for the three months ended December 31, 2020 from the same period last year.

Healthcare Services net revenues decreased $1,714, or 20%, for the six months period ended December 31,2020 compared to net revenues for the comparable prior year period. The decrease in net revenues for the six months this year resulted primarily from the reduced patient demand as a result of the COVID-19 pandemic. Hospital patient days decreased  38% , nursing home patient days decreased 27% and clinic visits decreased 37% for the six months ended

December 31, 2020 from the same period last year. The settlement of prior year Medicare and Medicaid cost reports increased net revenues from continuing operations by $69 for the three and six months ended December 31, 2020 and increased net revenues from continuing operations by $107 for the three and six months ended December 31, 2019.

Pharmacy segment net revenues for the three months period ended December 31, 2020 decreased $1,709, or 20% from the three months period ended December 31, 2019 and for the six month period ended December 31, 202020 decreased $2,171, or 14% from the six months period ended December 31, 2019. Pharmacy scripts filled decreased 13% for the quarter ended December 31, 2020  and 8% for six months ended December 31, 2020 from the prior year periods.  Durable Medical Equipment sales orders decreased 20% for the three and six months periods ended December 31, 2020 from prior year periods. The decreased net revenues resulted from decreased referrals from physician offices and other sources due to the COVID-19 pandemic and the related downward turn in the local economies serviced by the segment.  Also, the operations of the Pharmacy segment in Lake Charles, Louisiana were impacted by Hurricane Laura in August 2020 and by Hurricane Delta in October 2020.   The local area suffered devasting winds and flooding and customer demand decreased as a result.

Costs and expenses, including depreciation and amortization, were $10,404 and $12,524 for the three months ended December 31, 2020 and 2019, respectively.  Costs and expenses, including depreciation and amortization, were $21,149 and $24,396 for the six months ended December 31, 2020 and 2019, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cost of goods sold	38.6%	39.8%	38.8%	38.6%
Salaries, wages and benefits	41.6%	37.8%	41.8%	39.9%
Supplies	2.8%	2.6%	2.5%	2.7%
Purchased services	6.2%	5.9%	6.2%	6.0%
Other operating expenses	9.0%	7.8%	9.1%	8.6%
Rent and lease expense	1.2%	1.1%	1.4%	1.3%
Depreciation and amortization expense	3.1%	2.7%	3.0%	2.8%

Salaries, wages, and benefits, purchased services,  other operating expenses and depreciation and amortization expense increased as a percent of net revenues for the three and six months period ended December 31, 2020 compared to same period last fiscal year due to the lower net revenues this year resulting from the COVID-19 pandemic.  These expenses actually decreased this fiscal year.

Operating Profit (Loss)

The Company reported an operating loss (which excludes the effect of PRF distributions) of $254 for the three months period ended December 31, 2020 compared to operating profit of $281 for the three months period ended December 31, 2019. The Company reported an operating loss (exclusive of the effect of PRF distributions) of $577 for the six months period ended December 31, 2020 compared to operating profit of $61 for the six months period ended December 31, 2019. Such operating losses for the three and six months periods ended December 31, 2020 was primarily a result of the decreases in net revenues this year and higher costs as a percentage of net revenues resulting from the COVID-19 pandemic.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES ACT, two subsidiaries have received PRF payments.  the Company recognized $3,417 and $3,448 during the three and six months ended December 31, 2020, respectively, for the use of these funds as Other Income for reimbursement of eligible COVID-19 related expenses and Lost Revenues.

Asset Sales

On September 9, 2019, the Company sold approximately 11.4 acres of undeveloped land. After expenses, the Company received net proceeds from the sale of $348. The pre-tax gain on the sale of property was $100 and is included in the Company’s results for the six months period ended December 31, 2020.

Interest Income (Expense) -Net

Interest  expense, net, was $7 for the three months period ended December 31, 2020 compared to interest expense, net, of $4 for the three months period ended December 31, 2019, respectively. Interest  expense, net, was $14 for the six months period ended December 31, 2020 compared to interest expense, net, of $34 for the six months period ended December 31, 2019, respectively. Repayment of $3,033 of long-term loan in the fiscal year ended June 30, 2020 has resulted in the decreased net interest expense. The PPP Loans currently outstanding have a 1% interest rate while the debt repaid in the fiscal year ended June 30, 2020 had an interest rate of approximately 6%.

Income Taxes

Income tax expense of $15 (all state tax  expense) was recorded for continuing operations for the three and six months ended December 31, 2020.   There was no income tax expense for continuing operations for the three and six months ended December 31, 2019.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts received as general and targeted PRF and amounts received under the PPP loans.  Based on the latest published IRS guidance as of the preparation of the December 31, 2020 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received.   Due to the enactment of the Consolidated Appropriations Act, 2021 on December 27, 2020 Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at December 31, 2020 that all PPP loans will be forgiven and therefore all associated expenses are being treated as deductible. The Company has sufficient federal and state net operating losses for the period to cover the resulting provisional December 31, 2020 taxable income, except in Mississippi, the source of the substantial majority of the Company’s PRF. The three and six months ended December 31, 2020 current tax expense, as booked, represents Mississippi state income tax.

Because Retainable PRF is includable in the tax year received, the Company included $4,586 of Retainable PRF in taxable income for its tax year ended June 30, 2020 and is including $423 of the Retainable PRF received during the six months ended December 31, 2020, in taxable income relating to its tax year ended June 30, 2021.    The Company is projecting a taxable loss for the period ended June 30, 2021 notwithstanding the inclusion of the $423 of Retainable PRF income.  The Company will continue to monitor the latest available IRS guidance relating to these funds for treatment on the June 30, 2020 tax return filing, which is due April 15, 2021.

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

At December 31, 2020, consistent with the above process, we evaluated the need for a valuation against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,669 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2020. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future.

The principal negative evidence that led us to determine at December 31, 2020 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $15,248. The net operating loss carry-forward which includes the $5,008 of Retainable PRF received through December 31, 2020.

For Federal income tax purposes, at December 31, 2020, the Company had approximately $15,248 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2017 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

Earnings from continuing operations after income tax was $3,146 for the three months ended December 31, 2020 as compared to earnings from continuing operations after income tax of $203 for the three months ended December 31, 2019. Earnings from continuing operations after income tax was $2,855 for the six months ended December 31, 2020 as compared to income from continuing operations after income tax of $60 for the six months ended December 31, 2019. The increased earnings from continuing operations increased in the three and six months this year compared to the prior year was due to the federal stimulus provider relief funds recognized this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $72 for the three months period ended December 31, 2020 compared to a loss from discontinued operations after income taxes of $245 for the three months period ended December 31, 2019. The loss from discontinued operations after income taxes was $121 for the six months period ended December 31, 2020 compared to a loss from discontinued operations after income taxes of $363 for the six months period ended December 31, 2019. The losses in the three and six months ended December 31, 2020 and 2019 resulted primarily from the professional liability expenses of disposed businesses and legal fees.

Net Earnings (Loss)

Net earnings for the three months period ended December 31, 2020 was $3,074 ($0.45 per fully diluted share) as compared to a net loss of $42 ($0.01 per fully diluted share) for the three months period ended December 31, 2019. Net earnings for the six months period ended December 31, 2020 was $2,734 ($0.40 per fully diluted share) as compared to a net loss of $303 ($0.04 per fully diluted share) for the six months period ended December 31, 2019.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $11,241 at December 31, 2020. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time -to time, nevertheless, we may seek to obtain financing for the liquidity needs or the Company or individual subsidiaries based on anticipated need.  However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is highly uncertain, and due to the COVID-19 pandemic and related factors, may be non-existent. The Company and its five subsidiaries received approximately $3,234 of PPP loans and approximately $5,008 of payments of PRF. The PPP loan proceeds and PRF are required to be expended under the terms of the government programs which authorized them.  The Company is uncertain as to whether the results from operations, PPP loans and PRF will be sufficient to sustain its operations for the duration of the COVID-19 pandemic which is itself uncertain.

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief to health care providers under the CARES Act are grant of funds under the Provider Relief Fund and forgivable loans under the Paycheck Protection Program administered by the SBA.  We have received a total of $8,242 under the CARES Act programs consisting of $5,008 in general and targeted PRF and $3,234 of PPP loans. There can be no assurance that we will be entitled to retain all the PRF we received or that we will be entitled to have all PPP loans forgiven.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our right to retain the CARES described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2020 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$1,582	$498	$54
2 years	1,725	294	11
3 years	34	251	1
4 years	0	242	0
5 years	0	221	0
Over 5 years	0	41	0
	$3,341	$1,547	$66

At December 31, 2020, we had outstanding debt of $3,234 of PPP Loans and $107 of capital lease debt.

At December 31, 2020, we had a current liability of $1,507 of unearned PRF.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all the assets of four hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes on the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

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

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $16 and $62 for legal services to this law firm in the three months ended December 31, 2020 and 2019, respectively.  The Company expensed an aggregate of $71 and $180 for legal services to this law firm in the six months ended December 31, 2020 and 2019, respectively.   Included in the Company’s condensed consolidated balance sheets at December 31, 2020 and June 30, 2020 is $15 and $6, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2020 (unaudited) and June 30, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2020 and 2019 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: February 16, 2021