Form 10-K
period 2021-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2021-09-27
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At the close of business on September 23, 2021, there were 6,924,151 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2020 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $6,598,017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 10, 2021, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2021.

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
•

the effects of the coronavirus (“COVID-19”) pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our customary services, the efficiency of such services, availability of staffing, availability of supplies, costs and financial results;

•

the effects of COVID-19 on our ability to provide for customary services including the number of large number of unvaccinated persons in Louisiana and Mississippi, the primary states in which we conduct healthcare operations;

•

increases in uninsured and/or underinsured patients due to COVID, unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance and drug coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, extended care and rehabilitation center, nursing home, and pharmacy businesses;
•	demographic characteristics in areas where we operate, including resistance to vaccination for COVID-19 as well as demographic changes in areas where we operate;
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
•

the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations including the impact of COVID-19 vaccination mandates on our ability to attract and retain such persons;

•	timeliness and amount of reimbursement payments received under government programs;
•	changes in interest rates under any lending agreements and other indebtedness;
•	the ability or inability to refinance or pay principal on existing indebtedness and/or any existing or potential defaults under existing indebtedness;

•

the lack of availability of future governmental support that may be required to offset the continuing effect of the COVID-19 pandemic and absence of forgiveness features in any such future loans or an inability to meet the usage or forgiveness requirements;

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
•

the ability of our Pharmacy segment to sustain its claims for exemption from sales taxes position in Louisiana on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by administrators of such programs.

Liabilities, Claims, Obligations and Other Matters

•

claims under leases, guarantees, disposition agreements, and other obligations relating to asset sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries;

•	potential adverse consequences of any known and unknown government investigations;
•	claims for product and environmental liabilities from continuing and discontinued operations;
•

professional, general, and other claims which may be asserted against us, including claims based on a future unknown to u or our physicians and other personnel to comply with COVID-19 vaccination mandates; and

•	natural disasters and weather-related events such as tornados, earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate.

Regulation and Governmental Activity

•	existing and proposed governmental budgetary constraints;
•	Federal and state insurance exchanges and their rules relating to reimbursement terms;
•	the continuing decision by Mississippi (where we operate our remaining hospital and nursing home) to not expand Medicaid;
•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;
•

changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; EHR reimbursement and indigent care reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments) and governmental assessments for such programs;

•

changes in or failure to comply with Federal, state or local laws and regulations and enforcement interpretations of such laws and regulations affecting our Healthcare Services and Pharmacy segments; and

•

the possible enactment of additional Federal healthcare reform laws or reform laws in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, managed care programs, accountable care and similar organizations, competitive bidding and other reforms).

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. However, we believe the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses which are not subject to estimation at this time, particularly because they are novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic. The Company intends primarily to pursue its business strategy of improving its operations, services and profitability of its existing businesses, but subject to available capital and other resources , the Company intends to pursue growth by selective acquisitions in the healthcare and pharmacy segments. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where possible, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy, including growth initiatives, will depend on the effect of, among other things, the nature, extent and timing of the COVID-19 pandemic and government actions in response thereto.

In prior years, the Company has used a portion of the cash proceeds from prior dispositions of assets to pay down debt and certain other liabilities, to repurchase common shares, and to make improvements to its Healthcare Services and Pharmacy businesses.  The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic, for growth initiatives when available and appropriate, and for other general corporate purposes. There is no assurance that any further dispositions of assets or any acquisitions will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed or, if completed, will result in net cash proceeds to the Company on a before or after-tax basis or on improved operations. Although the Company believes certain portions in its Healthcare Services segment as well as its Pharmacy segment continue to under-perform, the Company is not currently offering any of its businesses for sale.

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

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for extended care and rehabilitation center admissions and clinic visits, and hospital services have substantially decreased, all as a result of the effects of the pandemic. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care and rehabilitation centers and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last six fiscal quarters results but the effect of such responses was partially offset by financial assistance provided by programs enacted by the Coronavirus Aid, Relief and Economic Security (“CARES”) Act which was enacted by the U.S. government on March 27, 2020.

During the period April 1, 2020 through June 30, 2021, our Healthcare and Pharmacy segments received $5,370 in general and targeted Provider Relief Fund (“PRF”) distributions. During the quarter ended June 30, 2020, we also received $3,234 in Paycheck Protection Program (“PPP”) loans administered by the SBA. Both the PRF and PPP funds are provided for under the CARES Act and we have received a total of $8,604 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for “Lost Revenues” as defined by HHS.  Such PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds have been met. On June 11, 2021, revised HHS guidance was released which revised reporting requirements for recipients of PRF through HHS’ PRF Reporting Portal (“PRP). PRF received from April 10, 2020 to June 30, 2020 had a deadline to use the funds of June 30, 2021 and the usage is required to be reported to the PRP by September 30, 2021. PRF received from July 1, 2020 to December 31, 2020 has a deadline to use the funds of December 31, 2021 and the usage is required to be reported to the PRP by March 31. 2022. PRF received from January 1, 2021 to June 30, 2021 has a deadline to use the funds of June 30, 2022 and the usage is required to be reported to the PRP by September 30, 2022. We intend to report to HHS by September 30, 2021 the usage of the funds consisting of amounts used for defined COVID-19 expenses and for defined Lost Revenues. Of the $5,370 of PRF received during the period April 1, 2020 through June 30, 2021, we are reporting $4,933 of PRF as other income in our consolidated statement of operations for our fiscal year ended June 30, 2021 related to COVID-19 related expenses and Lost Revenues. The unrecognized amount of the PRF related are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

PPP loan forgiveness is available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to Federally-established terms and conditions.  During the quarter ended June 30, 2021, $261 of our PPP loans and $3 of related accrued interest were forgiven by the SBA and as a result $264 was recorded as income relating to the PPP loan forgiveness in the quarter ended June 30, 2021. In July and August 2021, we received notification that the remaining outstanding $$2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA.  During the quarter ended September 30, 2021, we expect to record $3,010 of income for PPP loan forgiveness.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit (“ERC”) for the six calendar months ending June 30, 2021. As a result of such legislation eligible employers can now claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees after December 31, 2020 through June 30, 2021.  Qualified wages are limited to $10 per employee per calendar quarter in 2021. Thus, the maximum ERC available is $7 per employee per calendar quarter, for a total of $14 in 2021.

Effective January 1, 2021, employers were eligible for ERC if they operate a trade or business during January 1, 2021, through June 30, 2021, and experience either (1) full or partial suspension of the operation of their trade or business during this period because of governmental orders limiting commerce, travel or group meetings due to COVID-19, or (2) decline in gross receipts in a calendar quarter in 2021 where the gross receipts of that calendar quarter are less than 80% of the gross receipts in the same calendar quarter in 2019. The Company qualified for ERC for the first and second calendar quarter of 2021 due to the decrease in gross receipts and is applying for ERC through amended our quarterly payroll tax filings for the applicable quarters.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on: the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care and rehabilitation center and pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

OPERATIONS

Healthcare Services

The Healthcare Services segment is composed of:

•

A subsidiary which owns and operates Trace Regional Hospital and Trace Extended Care and Rehabilitation Center (collectively “Trace”), an 84-licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychiatry unit (“GPU”) and a 66-bed extended care and rehabilitation center, which also is a skilled nursing facility. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (‘SHS Technology”), which provides information technology services (IT) to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately twenty-five (25) acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of four operational areas:

•	Retail pharmacy products and services provided to residents of southwestern Louisiana;
•

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as nursing homes, assisted living facilities, behavioral and specialty hospitals, hospices, and correctional facilities in Louisiana;

•

Non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings, including private residences in Louisana; and,

•

Durable medical equipment products and services (“DME”) consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care in Louisiana.

Sources of Healthcare Services Revenues

Trace receives payments for patient care from Federal Medicare programs, State Medicaid programs, private insurance carriers, health maintenance organizations, preferred provider organizations, TriCare, and from employers and patients directly. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, that provides hospital and extended care and rehabilitation center and nursing home benefits to qualifying individuals who are unable to afford care. Trace is certified as a healthcare services provider for persons covered by Medicare and Medicaid programs. TriCare is a federal program for the healthcare of certain U.S. military personnel and their dependents. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in extended care and rehabilitation center and nursing homes is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (‘CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC’s recommendations, and based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in Mississippi where a subsidiary operates an extended care and rehabilitation center also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the hospital or extended care and rehabilitation center operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Management Teams

Each of our businesses is managed by a subsidiary officer who is supported by other professional personnel as needed, including, but not limited to, a state-licensed extended care and rehabilitation center administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, licensed pharmacists, licensed pharmacy technicians, IT staff, and business office managers. In our businesses, more than one role may be performed by a single individual or may be delegated to more than one individual. Staff size and composition vary depending on the size and occupancy or volume of activity of each business, the types of services provided and the acuity level of the patients and residents. The extended care and rehabilitation center contracts with physicians who provide medical director services and serve on performance improvement committees. Our businesses purchase certain services including information systems from affiliates and obtain certain services, such as legal, finance, accounting, purchasing, human resources and facilities management support, from vendors recommended by SunLink.

Quality Assurance

Quality of care and services is monitored and enhanced by our clinical operations personnel, as well as family satisfaction surveys. The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), passed on October 6, 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute-care providers (“PACs”), including skilled nursing facilities.

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

Competition

Among the factors which we believe influence patient and customer selection in our healthcare businesses are the appearance, convenience and functionality of the facilities; the quality and demeanor of professional staff, physicians and pharmacists; and the participation of our businesses in plans which pay all or a portion of the patient’s bill. Such factors are influenced heavily by the quality and scope of services, strength of referral networks, facility location and the price of services.

Trace competes with similar senior care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our Healthcare Services facilities also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services that we may not offer at our extended care and rehabilitation center. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents. Our Trace Extended Care and Rehabilitation Center is located adjacent to our Trace Regional Hospital.

Our Pharmacy Segment competes with retail and institutional pharmacies, home health providers, and DME providers, including national chains with vastly more resources and larger distribution systems than ours, as well as with local pharmacies with strong reputations within the community.  We compete primarily on the basis of location, convenience, service, participation in pharmacy reimbursement and benefit plans, and reputation. Our retail pharmacy business seeks to provide non-pharmacy items, such as snacks and merchandise, for sale to customers who visit our pharmacy, and our local staff are generally long-time community residents known to many of our pharmacy customers.  We believe our personal service approach has provided us with the ability to compete with larger pharmacy chains which operate larger stores and provide more merchandise offerings.

SHS Technology competes with companies which provide IT hosting, computer hardware, IT software implementation, and IT consulting services to customers, either for fees or in connection with the sale of hardware or software. SHS Technology does not sell hardware or software. Some of SHS Technology’s competitors have larger staffs and greater resources and may be subsidized by hardware or software vendors or related businesses. Price competition for IT services such as SHS Technology provides is intense and some potential customers operate on legacy IT systems which make it difficult to change to systems which SHS Technology is able to support.

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

Efforts to Control Healthcare Costs

Rural facilities, including Trace, continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of extended care and rehabilitation center and nursing home care. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by upgrading facilities and equipment and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. Currently we expect our facilities will continue to respond to such trends in a similar manner, subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations, or the provisions of the ACA may have had and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up any state exchanges and not to expand Medicaid. During the prior administration, various bills were proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued since its enactment which modified the ACA. No such bills to repeal the ACA have been enacted to date. However, among other things, as a result of 2018’s Tax Cuts and Jobs Act, the former “individual mandate” (i.e. the requirement under the ACA that persons either lacking health insurance or Medicaid or Medicare coverage face a penalty on their taxes) has been effectively eliminated. In addition, the previous administration also issued various orders and interpretations which modified application of the ACA including those that (i) permit states with federal approval to require Medicaid beneficiaries to prove with documentation that they either work or go to school and (ii) extended the term of permitted short-term plans that did not provide certain "essential benefits" specified by the ACA from a maximum duration of three months to 364 days and permitted renewal of such policies for up to three years.

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

DRG rate increases were 2.9% and 3.1% for FFY 2021 and 2020, respectively. The 2022 FFY DRG rate increase has been set at 2.5%, which included the market basket updates of 2.4% and 2.7% for: FFY 2021 and FFY 2020. For 2022, the update factor is 2.7%. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

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
•

A requirement that the market basket for any hospital which is not a meaningful electronic health records user will be reduced by 90% in FFY of the market basket in 2020 and 100% of the market basket for FFY 2021 and thereafter. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2020 or 2021.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC group rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2020, the update factor was 2.6%. For calendar year 2021, the update factor is currently proposed to be 2.6%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Medicare Disproportionate Share Payments and Upper Payment Limits

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low-income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and entitled to receive a supplemental disproportionate share payment based on gross DRG payments. The effective rate has been 12.0% of DRG payments in recent years and Trace is classified as a disproportionate share hospital. The Affordable Care Act provides for material reductions in Medicare DSH funding. We estimate that Medicare disproportionate share payments represented less than 1% of our healthcare services net patient service revenues for the years ended June 30, 2021 and 2020.

The Upper Payment Limit (“UPL”) us a federal limit placed on fee-for-service reimbursement of Medicaid payments. Specifically, UPL is the maximum a given State Medicaid program may pay a type of provider in the aggregate statewide in Medicaid fee-for-service. State Medicaid programs cannot claim federal matching dollars for provider payments in excess of the applicable

UPL. The UPL serves as a cap on State Medicaid program’s total spending on particular providers, most notably hospital, extended care and rehabilitation centers and nursing homes. We that the impact of UPL was payments of $101 in fiscal 2021 and $93 in fiscal 2020.

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

In the recent past, Mississippi, in which one of subsidiary operates a hospital and an extended care and rehabilitation center, has initiated increased efforts and implemented initiatives to reduce Medicaid assistance payments. These efforts and reductions often are triggered by an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or by significant increases in program utilization and budgetary pressures on the applicable states. The federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”). Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital's capital cost allotment, and generally are less than the Medicare DRG rate.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. The RAC program was made permanent by the Tax Relief and Health Care Act of 2006. The ACA expanded the RAC program’s scope to include managed Medicare and Medicaid claims and allows all states to establish programs to contract with RACs by 2011. Currently Mississippi has RAC programs, and our hospital and extended care and rehabilitation center have had requests from the RACs to review claims.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s facilities have routinely appealed RAC overpayment determinations. Under the RAC program, our facilities have experienced no losses in the aggregate from audit adjustments for the fiscal years ended June 30, 2021 and 2020.

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

Government Reimbursement Programs—Extended Care and Rehabilitation Center, Skilled Nursing Facilities and Nursing Homes

Medicare —The Medicare Part A program provides reimbursement for extended-care services furnished to Medicare beneficiaries who are admitted to extended care and rehabilitation center after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by extended care and rehabilitation centers. Medicare payments to our extended care and rehabilitation center were, until October 1, 2019, based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

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

Effective October 1, 2019, CMS replaced the prospective payment system for skilled nursing facilities resource utilization grouping, with a new prospective payment system called Patient-Driven Payment Model (“PDPM”).  PDPM bases payment on resident characteristics rather than on services provided.  Each resident’s reimbursement depends on the summation of five case–mix adjusted components (physical therapy, occupational therapy, speech language pathology, nursing, and nontherapy ancillaries), each with its own case-mix groups; application of a variable per day adjustment schedule, which reduces the daily payment for three of the case-mix categories on a sliding scale; and addition of these sums to the non-case-mix adjusted component. PDPM uses the five-day resident assessment for determining the Medicare rate for the resident’s entire Part A stay, eliminating the resource utilization grouping requirement for additional assessments on days 14, 30, 60 and 90.  The rule allows a skilled nursing facility (“SNF”) to reclassify a resident after the five-day assessment under an optional Interim Payment Assessment (“IPA”), but CMS has not yet defined criteria for triggering an IPA.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit (“Medicare Part D”). Under Medicare Part D, dual-eligible patients have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of our extended care and rehabilitation center patients are dual-eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these patients.

On April 1, 2014, the Protecting Access to Medicare Act (“PAMA”) was enacted, which directed CMS to create a value-based purchasing initiative applicable to extended care and rehabilitation center and nursing homes beginning October 1, 2018. The initiative focused on a preventable hospital readmission measure and corresponding preventable hospital readmission rates.

Extended care and rehabilitation centers and nursing homes are ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also reduced the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

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

Our extended care and rehabilitation center provides Medicaid-covered services consisting of rehabilitation services, skilled nursing and extended care, room and board, and social services to eligible individuals. In addition, states may, at their option, cover other services such as physical, occupational, and speech therapies, and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may materially increase or decrease the level of program payments to our nursing home. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, Mississippi is experiencing budgetary pressures which have resulted in further reductions to Medicaid payments to our extended care and rehabilitation center.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our extended care and rehabilitation center.

In addition, some states (including Mississippi) seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. However, states may not necessarily use these funds to increase payments to extended care and rehabilitation center providers. Provider tax plans are subject to approval by the federal government. Although some of these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Nongovernment payments —Nongovernment payment residents in our extended care and rehabilitation care center are limited. Some nongovernment payment residents have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other long-term private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Government Reimbursement Programs — Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by MMA and, in the future, may be subject to other rules previously implemented by MMA with respect to certain providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in certain areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain durable medical equipment provided under Medicare Part B in certain areas with the goal of offering beneficiaries access to quality with lower out-of-pockets costs. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries beginning in certain designated competitive bidding areas (“CBAs”). CMS implemented a competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies

(“DMEPOS”) products and services in specified CBAs. Pursuant to Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products. Under these rules and the resulting expansion plan, CMS has applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas covered in Rounds 1, 2 and Round Recompete of the Competitive Bidding Program (“CBP”). All DMEPOS CBP contracts expired on December 31, 2018. Beginning January 1, 2019, there was a temporary gap in the DMEPOS CBP test that ended December 31, 2020. On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 1 2017 and Round 2 Recompete into a single round of competition named Round 2021. Round 2021competed sixteen (16) product categories in 130 CBAs, which, for Louisiana, included the CBAs in New Orleans-Metairie and Baton Rouge. On April 9, 2020, the non-invasive ventilators product category was removed from Round 2021 due to the novel COVID-19 pandemic. On October 27, 2020, CMS announced the Round 2021 single payment amounts (“SPAs”) and began offering contracts for the off-the-shelf (“OTS”) back braces and OTS knee braces product categories in 127 CBAs. All of the Round 2021 SPAs became effective January 1, 2021, and extend through December 31, 2023. All other product categories were removed from Round 2021. CMS is required by law to recompete contracts under the DMEPOS CBP at least once every three years. We cannot assure you that our Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future either at the current reimbursement rates, or, if at all, under a competitive bid program.

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

HEALTHCARE REGULATION

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continue to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers, including community hospitals, extended care and rehabilitation centers, nursing homes and pharmacy operations. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Mississippi, where a SunLink subsidiary currently operates a hospital and an extended care and rehabilitation center has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. SunLink is unable to predict whether its Healthcare Services subsidiaries will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

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

Pharmaceutical Distribution

Our Pharmacy subsidiary, in addition to retail pharmacy walk-in customers, distributes pharmaceuticals through a variety of delivery methods, including by mail and express delivery services. Louisiana and many other states have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of these state within which the dispensing pharmacy is located. Such laws may adversely affect the ability to expand our Pharmacy operations outside of Louisiana.

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to the operations of the Pharmacy segment, we believe the operations of our Pharmacy segment comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the operations of our Pharmacy segment, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicaid program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state. Such laws may adversely affect the ability to expand our Pharmacy operations outside of Louisiana.

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

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our subsidiaries’ Healthcare Services and Pharmacy segments operations in order to dispense narcotics and operate pharmacies. All of our subsidiaries are required to register their dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the DEA, the United States Food and Drug Administration (“FDA”), state Boards of Pharmacy, state health departments and other state agencies in states where we operate or may seek to operate.

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

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our subsidiaries’ facilities, that transmit health information in an electronic form in connection with standard transactions and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our subsidiaries’ facilities and require compliance with rules governing the use and disclosure of such health information, and they require our subsidiaries’ facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on behalf of our subsidiaries’ facilities. In addition, our subsidiaries’ facilities are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 23, 2021, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	72
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	62
Sheila G. Brockman Byron D. Finn	Vice President – SunLink Health Systems, Inc., Chief Executive Officer – Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	61 71

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

The continued spread of COVID-19 may exacerbate or extend the current adverse economic environment for healthcare providers, and it is possible that it could cause a broader economic downturn. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’s hospital, clinics, extended care and rehabilitation center, and Specialty Pharmacy business. As a result of the COVID-19 pandemic, the Company and its subsidiaries may experience increases in costs relating to less efficient operating procedures, increased cost of supplies, and salaries, wages and benefits. Accordingly, the continuing impact of the pandemic could result in an increase in uncollectible self-pay revenues and a decreased in patient volumes at Trace Regional Hospital and Trace Extended Care and Rehabilitation Center, as well as decreased sales volume by SunLink’s Specialty Pharmacy business.

If our operations generate operating losses, we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in both our Healthcare Services and Pharmacy businesses), uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employed physicians, and decreased patient volume at our facilities as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy segment, and by our corporate overhead. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. The impact of these factors has been mitigated by government support payments (PPP loans and Provider Relief Funds) during the COVID-19 pandemic which payments are not recurring.  The COVID-19 pandemic has resulted in reduced capacity of our physicians and healthcare providers in both our Healthcare Services and Pharmacy segments. Further deterioration in our operating environment and the absence of new government support payments to address such deterioration would negatively impact our results of operations and cash flows.

SunLink may require additional debt or equity capital in order to make significant capital investments including to expand our operations and make acquisitions, and the inability to make significant capital investments or expand our operations may negatively affect SunLink’s competitive position, reduce earnings (or increase losses), and negatively affect our results of operations and financial position.

SunLink’s operations and growth strategy may require significant capital investments from time to time. Significant capital investments may be required for on-going and planned capital improvements in connection with existing operations and for future acquired operations. SunLink’s ability to make capital investments depends on numerous factors, such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain necessary funds could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries, reduce earnings (or increase losses) and negatively affect our results of operations and financial position.

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

These laws and regulations are extremely complex, and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations, including in particular, Medicare and Medicaid anti-fraud and abuse amendments, codified in Section 1128B(b) of the Social Security Act and known as the “anti-kickback statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid, and other federal healthcare programs.

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

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of our healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiary. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline. As a result of the COVID-19 pandemic, the Healthcare Services and Pharmacy segments have both experienced reduced capacity and absences by healthcare providers.

The majority of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

The majority of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 71% and 71% of net consolidated revenues was derived from the Medicare and Medicaid programs for the years ended June 30, 2021 and June 30, 2020, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs. Mississippi has not expanded Medicaid or set-up healthcare exchanges.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies, pharmacy benefit managers and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 16% and 17% of their consolidated net patient revenues for the fiscal year ended June 30, 2021 and June 30, 2020, respectively, from private payors and other non-governmental sources who contributed less than 5% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages, have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payors increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

Continuing worsening or additional pandemics, epidemics or outbreaks of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

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

Our Healthcare Services operations face intense competition from other hospitals and extended care and rehabilitation centers and nursing homes which directly affect such segment and consolidated revenues and profitability.

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

Our Trace Extended Care and Rehabilitation Center also competes on a local and regional basis with other facilities providing similar services, including hospitals, extended care and rehabilitation centers, nursing home, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services, including skilled nursing services, that we do not offer. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents.

The Healthcare Services business is highly competitive and competition among hospitals, extended care and rehabilitation centers, nursing homes and other healthcare providers for patients has intensified in recent years. Some of these competing facilities offer services which are not offered by SunLink’s subsidiaries’ facilities. Some of the competing facilities are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property, and income taxes. SunLink’s subsidiaries also face competition from other for-profit healthcare companies, some of which have substantially greater resources, as well as other providers, such as outpatient surgery and diagnostic centers and home health agencies.

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

Mississippi currently has laws requiring approval for the purchase, construction or expansion of various Healthcare Services including hospitals, extended care and rehabilitation centers, nursing homes and ambulatory surgery centers and the provision of various services. Under such certificate of need (“CON”) laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The failure to obtain any required CON may impair SunLink’s subsidiaries’ ability to operate profitably.

In addition, the elimination or modification of CON laws in Mississippi, where our hospital and extended care and rehabilitation center operates, could subject such facilities to greater competition making it more difficult to operate profitably.

The success of SunLink’s hospital subsidiary depends upon that subsidiary’s hospital’s ability to maintain good relationships with the physicians and, if the hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, a hospital’s success is, in part, dependent upon the number and quality of physicians on the medical staffs, the admissions and referrals practices of the physicians, and the ability to maintain good relations with physicians. Many physicians are not employees of the hospitals at which they practice, and most physicians have admitting privileges at other hospitals. If our Trace hospital is unable to successfully maintain good relationships with physicians, admissions may decrease and operating performance could decline.

Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to hospice patients residing in skilled nursing facilities could reduce our net patient service revenue and profitability.

For hospice patients receiving extended or nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities could adversely affect the revenues of our skilled nursing facility.

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the years ended June 30, 2021 and June 30, 2020, respectively, the operations of our Pharmacy segment derived approximately 67% and 64%, respectively. of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 74% and 77% of the segment’s cost of goods sold in the fiscal years ended June 30, 2021 and June 30, 2020, respectively. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2021, was $9,962, of which a substantial portion was received as government support funds relating to the COVID-19 pandemic and is subject to extensive terms and conditions. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (84)	Houston, MS	76,344		February 1, 2001	Owned
Trace Extended Care and Rehabilation Center (66)	Houston, MS	32,700		February 1, 2001	Owned
Houston, MS land	Houston, MS	5.3 acres	(1)	February 1, 2001	Owned
Ellijay, GA land	Ellijay, GA	24.7 acres	(1)	October 1, 2019	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(5)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	1,121	(6)	June 1, 1998	Leased

(1)	This owned property is currently undeveloped.
(2)

Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2026 and provides for a renewal of the lease for a five-year term. Includes an additional lease, commencing in June 2018, of approximately 2,400 square feet of off-site warehouse space. This lease expires in May 2022.

(3)	This lease is for a store location and warehouse space. It expires in October 2025.
(4)	This lease is for a store location and warehouse space and expires in December 2021.
(5)	This lease is for a store location in a medical office building and expires in August 2024.
(6)	This lease is for approximately 1,100 square feet of office space for corporate staff and SunLink Health Systems Technology. The lease expires in June 2025.

Item 3.	Legal Proceedings

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

SunLink common shares are listed on the NYSE American exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2021, there were approximately 272 registered holders of SunLink common shares.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2021, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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
Receivables-net and Provision for Concession Adjustments

Receivables-net for our Healthcare Services segment primarily consists of amounts due from third-party payors and patients from providing healthcare services to healthcare facility patients. Receivables for our Pharmacy segment primarily consists of amounts due from third-party payors; institutions such as extended care and rehabilitation centers, nursing homes, home health, hospice, hospitals; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients

Our provision for concession adjustments, included in our results of continuing operations for the years ended June 30, was as follows:

2021—$726; and

2020—$784

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

We attempt to verify each patient’s insurance coverage as early as possible before a scheduled non-emergency admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the estimated amounts for which they will be responsible. Our hospital does not operate an emergency room. We attempt to verify insurance coverage within a reasonable amount of time for all non-emergency urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.

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

If net revenues during fiscal year 2021 were changed by 1%, our 2021 after-tax income from continuing operations would change by approximately $407 or diluted earnings per share of $0.06.

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
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2021 (as a percentage of total revenues):

Medicare—44.7%;

Medicaid—25.9%; and

Commercial insurance and other sources—12.5%.

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received.

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

2021—$69 and

2020—$139.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2021 were changed by 1%, our 2021 after-tax income from continuing operations would change by approximately $78. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

	2021	2020
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated amortization	(1,665)	(1,638)
Total	$1,227	$1,254

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare and pharmacy related services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 through March 31, 2021. A tail insurance policy has been purchased for claims occurring on or before March 31, 2021 which has a $750 per incident self-insured retention.  For claims occurring after March 31, 2021, claims made insurance policies have been purchased with $1,000 on individual malpractice claims for the contract year commencing April 1, 2021 through March 31, 2022.

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

2021—$37 and

2020—$123

The total increases (decreases) for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2021—$211; and

2020—$(338).

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

2021—$0; and

2020—$0.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2021—$6,700; and

2020—$8,389.

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

Our deferred tax assets were $6,700 at June 30, 2021, excluding the impact of valuation allowances. At June 30, 2021, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $6,700 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2021. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2020, we would incur approximately $0 of additional tax expense for 2021 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2021	2020
Net Revenues—Healthcare Services	$13,613	$16,243
Net Revenues—Pharmacy	27,072	31,570
Total Net Revenues	40,685	47,813
Costs and expenses	(38,816)	(48,142)
Operating profit (loss)	1,869	(329)
Federal stimulus - Pandemic relief funds	4,880	54
Forgiveness of PPP loans and accrued interest	264	0
Interest Expense	(28)	(29)
Loss on extinguishment of debt—net	0	(178)
Gain on sale of assets	13	192
Earnings (loss) from continuing operations before income taxes	$6,998	$(290)

Healthcare Services segment:
Hospital and Extended Care and Rehabilitation Center Admissions	281	393

Hospital and Extended Care and Rehabilitation Center Patient Days	19,577	25,946

Results of Operations

Our net revenues are principally from our two business segments, Healthcare Services and Pharmacy. The Company’s net revenues by payor were as follows for the years ended June 30, 2021 and 2020:

	2021	2020
Medicare	$18,194	$20,013
Medicaid	10,522	13,956
Retail and Institutional Pharmacy	6,090	6,465
Managed Care & Other Insurance	5,094	6,742
Self-pay	510	498
Rent	0	16
Other	275	123
Total Net Revenues	$40,685	$47,813

Healthcare Services net revenues in the current year are composed of revenues from one hospital, one extended care and rehabilitation center and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues decreased $2,630, or 16.2% in the year ended June 30, 2021 compared to the year ended June 30, 2020. The decrease in net revenues for fiscal 2021 resulted from primarily from reduced patient demand as a result of the COVID-19 pandemic. Hospital days decreased 21.9%, extended care and rehabilitation center patient days decreased 25.0% and clinic visits decreased 25.5% in the fiscal year ended June 30, 2021 compared to the prior year. Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $69 for the year ended June 30, 2021 and $139 for the year ended June 30, 2020.

Pharmacy Segment net revenues for the year ended June 30, 2021 of $27,072 decreased 14.2% from the prior year. The decreased net revenues resulted from decreased referrals from physician offices and other sources due to the COVID-19 pandemic and the related downward turn in the local economies serviced by the segment.  Total scripts filled decreased 9.6% and Durable Medical Equipment sales orders decreased 7.9% for the year ended June 30, 2021 from the prior year. Also, the operations of the Pharmacy segment in Lake Charles, Louisiana were impacted by Hurricane Laura in August 2020 and by Hurricane Delta in October 2020. The local area suffered devasting winds and flooding and customer demand decreased as a result.

Costs and expenses, including depreciation and amortization, were $38,816 and $48,142 for the fiscal years ended June 30, 2021 and 2020, respectively. Costs and expenses as a percentage of net revenues were:

	2021	2020
Cost of goods sold	38.4%	39.8%
Salaries, wages and benefits	33.9%	40.7%
Supplies	2.4%	2.5%
Purchased services	6.1%	6.2%
Other operating expenses	9.9%	7.3%
Rent and lease expense	1.4%	1.3%
Depreciation and amortization expense	3.4%	3.0%

Cost of goods sold as a percent of net revenues decreased 1.4% in the fiscal year ended June 30, 2021 compared to the prior fiscal year due to decreased sales of higher cost intravenous products. Salaries, wages and benefits expense as a percent of net revenues decreased 6.8% this year compared to the prior fiscal year due to the recognition of CARES Act Employer Retention Credits which the company qualified for when the program was amended effective January 1, 2021. Other operating expenses increased 2.6% due to increased professional liability and other insurance expenses.

Operating Profit (Loss)

Operating profit was $1,871 for the year ended June 30, 2021 compared to an operating loss of $329 for the year ended June 30, 2020. The operating profit in the year ended June 30, 2021 compared to the prior fiscal year resulted from the recognition of CARES Act Employer Retention Credits for which the company qualified when the program was amended effective January 1, 2021.

Other Income - Federal stimulus – Pandemic relief funds

As part of CARES, two subsidiaries received total payments of $5,370 under the Provider Relief Fund (“PRF”). These funds were allocated to Medicare facilities and providers affected by COVID-19 based on eligible provider’s net patient revenues and are required to be used for COVID-19 related costs and to offset the effect of COVID-19, including reduced revenues. The relief funds are recognized as government grants.  The Company recognized income when it was able to comply with the relevant conditions of the grants.  During the fiscal year ended June 30, 2021, $4,880 of these funds were recognized as Other Income for reimbursement of Lost Revenues and for COVID-19 related expenses compared to $54 for the fiscal year ended June 30, 2020.

Forgiveness of PPP loan and accrued interest

During the quarter ended June 30, 2021, $261 of our PPP loans and related $3 of accrued interest were forgiven by the SBA and $264 was recorded as income relating to the PPP loan forgiveness in the quarter ended June 30, 2021. In July and August 2021, we received notification that the remaining outstanding $2,972 of PPP loans and related $38 of accrued interest was forgiven by the SBA.  During the quarter ended September 30, 2021, we will record $3,010 of income for PPP loan forgiveness.

Interest Expense-net

Interest expense, net was $28 and $29 for the years ended June 30, 2021 and 2020, respectively, and consisted primarily of interest accrued on PPP loans in the year ended June 30, 2021.

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

Income Taxes

We recorded income tax expense of $63 ($63 state tax expense) for the year ended June 30, 2021 compared to an income tax expense of $296 ($296 state tax expense) for the year ended June 30, 2020.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2021 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are includable in tax income in the Company’s tax returns in the fiscal year in which the payroll expenses for which the quarterly credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under PPP Loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020,  Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at June 30, 2021 that all PPP Loan associated expenses will be deductible for income tax and the book forgiveness income will not be taxable. The Company has sufficient federal net operating losses for the period to cover the resulting provisional June 30, 2021 taxable income, The year ended June 30, 2021 current tax expense represents the state income tax accrued resulted from tax income resulting from ERC accrued and associated disallowed wages and PRF received during the period.

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

At June 30, 2021, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $6,700 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 20, 2021. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at June 30, 2021 that all the deferred tax assets should have full valuation allowances was the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $15,631.

For Federal income tax purposes, at June 30, 2021, the Company had approximately $15,631 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Discontinued Operations

Loss from discontinued operations net of income tax was $47 for the year ended June 30, 2021, and loss from discontinued operations net of income taxes were $554 for the year ended June 30, 2020. The results of all the businesses in .discontinued operations are presented below:

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of five hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The income before income taxes for the fiscal year ended June 30, 2021of the Other Sold Hospitals resulted primarily from the positive effects of prior year Medicare and Medicaid cost report settlements. The loss before income taxes for the fiscal year ended June 30, 2020 resulted primarily from retained professional liability claims expenses and from the negative effects of prior year Medicare and Medicaid cost report settlements.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2021 and 2020.

Discontinued Operations—Summary Statement of Earnings Information

	2021	2020
Net Revenues:
Sold Hospitals	$191	$37
	$191	$37
Earnings (Loss) before Income Taxes:
Sold Hospitals	$33	$(418)
Life sciences and engineering	(80)	(136)
Earnings (loss) before income taxes	(47)	(554)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(47)	$(554)

Net Earnings (Loss) — Net earnings for the year ended June 30, 2021 was $6,890 ($0.99 per fully diluted share) compared to the net loss for the year ended June 30, 2020 of $1,140 (a loss of $0.16 per fully diluted share).

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $9,962 at June 30, 2021. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, nevertheless, we may seek to obtain financing for the liquidity needs or the Company or individual subsidiaries. The Company believes, currently, that its ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain, and due to the COVID-19 pandemic and related factors, may be non-existent.

CARES Act Provider Relief Funds— The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief to health care providers under the CARES Act are grant of funds under PRF and forgivable loans under the PPP.  We have received a total of $8,304 under the CARES Act programs consisting of $5,370 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company qualified for, and we are applying for ERC through amending our quarterly payroll tax filing for the applicable quarters.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our right to retain the CARES described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2021 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2021.

Payments due in:	Long-Term Debt	Interest on Long-Term Debt
1 year	$3,009	$43
2 years	36	5
3 years	16	1
4 years	0	0
5 years	0	0
More than 5 years	0	0
	$3,061	$49

Long-term Debt —At June 30, 2021, we had outstanding long-term debt of $3,061, which was composed of PPP Loans of $2,972 (which the Company has notified has been forgiven under the terms of program) and capital lease debt of $89.

Commitments for capital expenditures — At June 30, 2021, the Company has approximately $1,100 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $182 and $251 to the law firm in the fiscal years ended June 30, 2021 and 2020, respectively. Included in the Company’s consolidated balance sheets at June 30, 2020 and 2019 is $21 and $6 of amounts payable to the law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2021, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc. scheduled to be held on November 10, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2021 and 2020.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2021 and 2020.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2021 and 2020.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2021 and 2020.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2021 and 2020.

(a) (2) Financial Statement Schedules

Report of Independent Auditor on Supplemental Information	At page 54 of this Report
Schedule II Valuation and Qualifying Accounts	At page 55 of this Report

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

3.(i)

Articles of Incorporation of SunLink Health Systems, Inc. (f/k/a KRUG International Corp.) and all amendments thereto (incorporated by reference to Exhibit 3(i) of the Company’s Report on Form 10-Q for the quarter ended March 31, 2021). (Commission File No. 21922250)

3.(ii)

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

10.7

U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.8

U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.9

U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.10

U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.11

U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.12

U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.13*

Employment letter by and between SunLink Health Systems, Inc. and Sheila G. Brockman dated October 1, 2020 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2020). (Commission File No. 201310866)

21.1^	List of Subsidiaries

23.1^	Consent of Cherry Bekaert LLP

31.1^	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1^	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2021 and 2020, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2021 and 2020 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

INDEX TO EXHIBITS

3.(i)

Articles of Incorporation of SunLink Health Systems, Inc. (f/k/a KRUG International Corp.) and all amendments thereto (incorporated by reference to Exhibit 3(i) of the Company’s Report on Form 10-Q for the quarter ended March 31, 2021). (Commission File No. 21922250)

3.(ii)

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

10.7

U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.8

U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.9

U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.10

U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. ^(incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.11

U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.12

U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.13*

Employment letter by and between SunLink Health Systems, Inc. and Sheila G. Brockman dated October 1, 2020 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2020). (Commission File No. 201310866)

21.1 ^	List of Subsidiaries

23.1^	Consent of Cherry Bekaert LLP

31.1^	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1^	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2021 and 2020, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2021 and 2020 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2021.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 27, 2021
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 27, 2021
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 27, 2021
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 27, 2021
Gene E. Burleson

/s/ C. Michael Ford	Director	September 27, 2021
C. Michael Ford

/s/ Howard E. Turner	Director	September 27, 2021

Report of Independent Auditor on Supplemental Information

To the Board of Directors and Shareholders
SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of
June 30, 2021 and 2020 and for each of the years in the two-year period ended June 30, 2021, and have issued our report, which expressed an unqualified opinion on those consolidated financial statements, thereon dated September 28, 2021. The supplemental information contained in Schedule II Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2021

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2021	$8,389	$0	$0	$(1,689)	$6,700
Year Ended June 30, 2020	$8,625	$0	$0	$(236)	$8,389

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SunLink Health Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2021, and 2020, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended
June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers
Description of Matter

The Company had $40.69 million in revenues for the year ended June 30, 2021. As disclosed in Note 4 to the consolidated financial statements, the Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. Revenues are based upon billed amounts to patients and contractually agreed-upon amounts or rates with third-party payors, including governmental insurance plans and private insurers.

Revenues are recorded net of contractual allowances and implicit price concessions for insured and self-pay patients. Management estimates the contractual allowances based upon the specified terms in the related contractual agreements or as mandated under government payer programs, which are subject to change based on changes in federal laws and regulations. Implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Auditing management’s estimate of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition.

•Assessed the recorded revenue and accounts receivable by selecting a sample of transactions, analyzed the related third-party payer information, tested management’s identification of distinct performance obligations, and compared the amounts recognized for consistency with underlying documentation, including cash collections.

•Performed predictive analytical estimates of accounts receivable at year-end and revenue for the year utilizing underlying operating metrics and compared to reported balances.

•Performed substantive analytical procedures over contractual allowances and allowances for doubtful accounts receivable.

We have served as the Company’s auditor since 2004.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2021

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND 2020

(All Amounts in thousands)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,962	$11,184
Receivables	4,189	4,315
Inventory	1,890	1,866
Employee retention credits receivable	3,586	0
Prepaid expenses and other assets	2,314	2,558
Total current assets	21,941	19,923
PROPERTY, PLANT AND EQUIPMENT
Land	582	582
Buildings and improvements	6,361	5,363
Equipment and fixtures	13,937	13,804
	20,880	19,749
Less accumulated depreciation	14,326	14,425
Property, plant and equipment—net	6,554	5,324
NONCURRENT ASSETS:
Intangible assets—net	1,227	1,254
Right of use assets	1,251	970
Other noncurrent assets	591	500
Total noncurrent assets	3,069	2,724
TOTAL ASSETS	$31,564	$27,971
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,096	$872
Current maturities of long-term debt, net of debt issuance costs	3,009	1,401
Accrued payroll and related taxes	1,866	1,969
Accrued sales tax payable	1,966	1,411
Unearned CARES Act funds	437	4,532
Current operating lease liabilities	403	365
Other accrued expenses	888	866
Total current liabilities	9,665	11,416
LONG-TERM LIABILITIES:
Long-term debt	52	1,957
Noncurrent liability for professional liability risks	31	104
Long-term operating lease liabilities	875	607
Other noncurrent liabilities	131	144
Total long-term liabilities	1,089	2,812
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 6,924 shares at June 30, 2021 and 6,899 shares at June 30, 2020	3,463	3,450
Additional paid-in capital	10,700	10,713
Retained earnings (loss)	6,809	(81)
Accumulated other comprehensive loss	(162)	(339)
Total Shareholders’ Equity	20,810	13,743
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,564	$27,971

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2021 and 2020

(All amounts in thousands, except per share amounts)

	2021	2020
Net Revenues	$40,685	$47,813
Costs and expenses:
Cost of goods sold	15,614	19,023
Salaries, wages and benefits	13,797	19,563
Supplies	989	1,215
Purchased services	2,471	2,924
Other operating expenses	4,029	3,366
Rent and lease expense	553	601
Depreciation and amortization	1,361	1,450
Operating profit (loss)	1,871	(329)
Other income (expense):
Federal stimulus - Pandemic relief funds	4,880	54
Forgiveness of PPP loans and accrued interest	264	0
Interest income (expense), net	(28)	(29)
Loss on extinguishment of debt—net	0	(178)
Gain on sale of assets—net	13	192
Earnings (loss) from continuing operations before income taxes	7,000	(290)
Income tax expense (benefit)	63	296
Earnings (Loss) from continuing operations	6,937	(586)
Loss from discontinued operations, net of income taxes	(47)	(554)
Net earnings (loss)	6,890	(1,140)
Other comprehensive income (loss)	177	(86)
Comprehensive earnings (loss)	$7,067	$(1,226)
Earnings (loss) per share:
Continuing operations:
Basic	$1.00	$(0.08)
Diluted	$0.99	$(0.08)
Discontinued operations:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Net earnings (loss):
Basic	$1.00	$(0.16)
Diluted	$0.99	$(0.16)
Weighted-average common shares outstanding:
Basic	6,907	6,957
Diluted	6,989	6,957

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2019	6,987	$3,493	$10,744	$1,059	$(253)	$15,043
Net loss	0	0	0	(1,140)	0	(1,140)
Minimum pension liability adjustment	0	0	0	0	(86)	(86)
Share-based compensation	0	0	28	0	0	28
Shares repurchased	(88)	(43)	(59)	0	0	(102)
JUNE 30, 2020	6,899	3,450	10,713	(81)	(339)	13,743
Net earnings	0	0	0	6,890	0	6,890
Minimum pension liability adjustment	0	0	0	0	177	177
Share options exercised	25	13	(13)	0	0	0
JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(All amounts in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6,890	$(1,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361	1,450
Forgiveness of PPP loans	(264)	0
Share-based compensation	0	28
Gain on disposal of property, plant and equipment	(13)	(192)
Change in assets and liabilities:
Receivables	126	400
Inventory	(24)	150
Employee retention credits receivable	(3,586)	0
Prepaids and other assets	12	10
Accounts payable and accrued expenses	403	(1,838)
Deferred relief funds	(4,095)	4,532
Accrued sales taxes	555	569
Net cash provided by operating activities	1,365	3,969
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant & equipment	43	559
Expenditures for property, plant and equipment—continuing operations	(2,595)	(1,185)
Net cash used in investing activities	(2,552)	(626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	0	(102)
Proceeds from new long-term debt	0	3,234
Payment of long-term debt	(35)	(3,033)
Net cash provided by (used in) financing activities	(35)	99
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,222)	3,442
CASH AND CASH EQUIVALENTS:
Beginning of year	11,184	7,742
End of year	$9,962	$11,184
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities
Assets acquired in exchange for note receivable	$0	$371
Right-of-use assets obtained for lease liabilities	$1,179	$1,498
Cash paid for (received from):
Income taxes	$293	$(349)
Interest	$(1)	$6

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(All dollar amounts in thousands, except per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

Healthcare Services

•

A subsidiary which owns and operates Trace Regional Hospital and Trace Expended Care and Rehabilitation Center (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 18-bed geriatric psychology unit (“GPU”), and a 66-bed extended care and rehabilitation center. This facility focuses primarily on senior healthcare services.

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
•

Institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to institutional clients or to patients in institutional settings, such as extended care and rehabilitation centers, nursing homes, assisted living facilities, behavioral and specialty hospitals, hospice, and correctional facilities.

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

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 outbreak. There appears to be minimal current demand for extended care and rehabilitation center admissions and clinic visits, and hospital services have substantially decreased. The availability and cost of medical supplies have adversely affected our Healthcare businesses, especially with respect to access to personal protective equipment, cleaning supplies and COVID-19 testing materials. We continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred and despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff.  Many of our primary physician referral sources have been operating at substantially reduced capacity.  Until these referral sources are at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care and rehabilitation centers nursing home admissions and other customers of such Institutional Pharmacy services are currently being adversely affected by the spreading of the COVID-19 pandemic, and this may be expected to have a further negative effect on such demand.  Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. We believe the effect of the COVID–19 pandemic and public and governmental responses to it negatively affected our last six fiscal quarters results.

During the period April 1, 2020 through June 30, 2021, our Healthcare and Pharmacy segments received $5,370 in general and targeted Provider Relief Fund (“PRF”) distributions. During the quarter ended June 30, 2020, we also received $3,234 in Paycheck Protection Program (“PPP”) loans administered by the SBA. Both the PRF and PPP funds are provided for under the CARES Act and we have received a total of $8,604 of such funding.

The distributions from the PRF are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for “Lost Revenues” as defined by HHS.  Such PRF are accounted for as government grants and are recognized on a systematic and rational basis once there is reasonable assurance that the applicable terms and conditions required to retain the funds has been met. On June 11, 2021, revised HHS guidance was released which revised reporting requirements for recipients of PRF through HHS’ PRF Reporting Portal (“PRP). PRF received from April 10, 2020 to June 30, 2020 had a deadline to use the funds of June 30, 2021 and the usage is required to be reported to the PRP by September 30, 2021. PRF received from July 1, 2020 to December 31, 2020 has a deadline to use the funds of December 31, 2021 and the usage is required to be reported to the PRP by March 31. 2022. PRF received from January 1, 2021 to June 30, 2021 has a deadline to use the funds of June 30, 2022 and the usage is required to be reported to the PRP by September 30, 2022. We intend report to HHS by September 30, 2021 the usage of the funds consisting of amounts used for defined COVID-19 expenses and for defined Lost Revenues. Of the $5,370 of PRF s received during the period April 1, 2020 through June 30, 2021, we are reporting $4,933 of PRF as other income in our consolidated statement of operations for our fiscal year ended June 30, 2021 related to COVID-19 related expenses and Lost Revenues. The unrecognized amount of PRF are recorded under the caption “Unearned CARES Act Funds” in our consolidated balance sheets. We will continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

PPP loan forgiveness is available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to Federally-established terms and conditions.  During the quarter ended June 30, 2021, $261 of our PPP loans and $3 of related accrued interest were forgiven by the SBA and $264 was recorded as income relating to the PPP loan forgiveness in the quarter ended June 30, 2021. In July and August 2021, we received notification that the remaining outstanding $2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA.  During the quarter ended September 30, 2021, we expect to record $3,010 of income for PPP loan forgiveness.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee

Retention Credit (“ERC”) through June 30, 2021. As a result of the new legislation eligible employers can now claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees after December 31, 2020 through June 30, 2021.  Qualified wages are limited to $10 per employee per calendar quarter in 2021. Thus, the maximum ERC available is $7 per employee per calendar quarter, for a total of $14 in 2021.

    Effective January 1, 2021, employers are eligible if they operate a trade or business during January 1, 2021, through June 30, 2021, and experience either (1) A full or partial suspension of the operation of their trade or business during this period because of governmental orders limiting commerce, travel or group meetings due to COVID-19, or (2) A decline in gross receipts in a 2021 calendar quarter where the gross receipts of that calendar quarter are less than 80% of the gross receipts in the same calendar quarter in 2019. The Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in gross receipts and is applying for ERC totaling $3,586 through amended quarterly payroll tax filings for the applicable quarters. These tax credits were recorded as a reduction of salaries, wages and benefits in our consolidated statement of operations and comprehensive earnings and loss.

Going forward, the Company is unable to determine the extent to which the COVID-19 pandemic will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.  The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on: the severity and length of the pandemic; government actions to mitigate the pandemic’s effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care and rehabilitation center and pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

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

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2021, there were no material claims or disputes with third-party payors.

Concentrations of Credit Risk —SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 52% and 52% of net revenues for the years ended June 30, 2021 and 2020, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 31% and 32% net revenues for the years ended June 30, 2021 and 2020, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 21% and 23% of the Pharmacy segment’s receivables at June 30, 2021 and 2020, respectively, while Medicaid receivables were approximately 24% and 23% of the Pharmacy segment receivable at June 30, 2021 and 2020, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash deposited with commercial banks at June 30, 2021 was $9,962, of which approximately $9,140 totaled amounts greater than the federally insured limits. At June 30, 2021, the Company’s cash equivalents included $3,265 of overnight repurchase agreements.  The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 102% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates any significant risk to the credit rating or interest rate risk of the agreements.

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

Government Grant Accounting—As a result of the COVID-19 pandemic, SunLink subsidiaries have received grants from the U.S. government under the CARES Act as targeted Provider Relief Funds. We recognize the grants, based on the amounts of COVID-19 related costs and Lost Revenues (as defined) on a systematic and rational basis in the Consolidated Statement of Operations into other income once there is reasonable assurance that we can comply with the relevant conditions of the specific grant and the grant has been or be will be received. The amount of the grant recognized into other income at any point in time is based on the terms of the grant received. Any unearned portions of the grants are deferred and shown as a current liability on our balance sheet.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,335 and $1,350 for the years ended June 30, 2021 and 2020, respectively.

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

   Share-Based Compensation —The Company has issued common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $0 and $28 for the fiscal years ended June 30, 2021 and 2020, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of five hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of the segment when this segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2021 and 2020.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2021	2020
Net Revenues:
Sold Hospitals	$191	$37
	$191	$37

Earnings (Loss) before Income Taxes:
Sold Hospitals	$33	$(418)
Life sciences and engineering	(80)	(136)
Earnings (loss) before income taxes	(47)	(554)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(47)	$(554)

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

The Company’s revenues by payor were as follows for the years ended June 30, 2021 and 2020:

	2021	2020
Medicare	$18,194	$20,013
Medicaid	10,522	13,956
Retail and Institutional Pharmacy	6,090	6,465
Managed Care & Other Insurance	5,094	6,742
Self-pay	510	498
Rent	0	16
Other	275	123
Total Net Revenues	$40,685	$47,813

Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $69 for the year ended June 30, 2021 and net revenues of $139 for the year ended June 30, 2020.

5. INVENTORY

Inventory consisted of the following:

	June 30,
	2021	2020
Healthcare Services segment, supplies inventory	$200	$152
Pharmacy segment, goods held for sale	1,690	1,714
	$1,890	$1,866

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

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Lease Cost	June 30, 2021	June 30, 2020
Operating lease cost:
Operating lease cost	$514	$593
Short-term rent expense	37	5
Variable lease cost	2	3
Total operating lease cost	$553	$601

Finance lease cost:
Amortization right-of-use assets	$36	$36
Interest on finance lease liabilities	7	9
Total finance lease cost	$43	$45

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
	Balance Sheet Classifications	June 30, 2021	June 30, 2020
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$1,251	$970

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	72	43
Current finance lease liabilities	Current maturities of long-term debt	37	34
Long-term finance lease liabilities	Long-term debt	52	90

Supplemental cash flow and other information related to leases as of and for the years ended June 30, 2021 and 2020 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Other information	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$511	$593
Operating cash flows from finance leases	7	9
Financing cash flow from finance leases	34	32
Right-of-use assets obtained in exchange for new finance lease liabilities	0	0
Right-of-use assets obtained in exchange for new operating lease liabilities	1,179	1,498
Weighted-average remaining lease term:
Operating leases	4.07	3.75
Finance leases	2.41	3.41
Weighted-average discount rate:
Operating leases	1.53%	2.79%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of June 30, 2021 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$415	$42
2 years	256	42
3 years	248	13
4 years	241	0
5 years	132	0
Over 5 years	10	0
Total minimum future payments	1,302	97
Less: Imputed interest	(24)	(8)
Total liabilities	1,278	89
Less: Current portion	(403)	(37)
Long-term liabilities	$875	$52

7. IMPAIRMENT OF LONG-LIVED ASSETS

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

8. INTANGIBLE ASSETS

SunLink’s Pharmacy segment has intangible assets related to its Carmichael acquisition, which consists of:

Intangible assets:
	June 30,
	2021	2020
Pharmacy segment
Trade Name	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,665)	(1,638)
Total	$1,227	$1,254

Impairment testing —During the fourth quarters of fiscal 2020 and 2019, we completed our annual impairment test of certain intangible assets, and no impairment was indicated.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer Relationships intangible asset is being amortized over 12 years and Medicare License intangible asset is being amortized over 15 years. Amortization expense was $ 27 and $99 for the fiscal years ended June 30, 2021 and 2020, respectively.

Annual amortization of amortizing intangibles for the next five years is as follows:

2022	$26
2023	21
2024	0
2025	0
2026 and thereafter	0
Total	$47

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2021	2020
CARES Act Paycheck Protection Plan Loans	$2,972	$3,234
Capital lease obligations	89	124
Total	3,061	3,358
Less current maturities	(3,009)	(1,401)
	$52	$1,957

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans is generally available if the loans are used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds and subject to other Federally-established terms and conditions. During fiscal 2021, we made forgiveness applications for all our PPP loans.  Forgiveness applications were reviewed by both the lending bank and SBA and loan forgiveness amounts were determined. During the quarter ended June 30, 2021, $261 of our PPP loans and $3 of related accrued interest were forgiven by the SBA and $264 was recorded as income relating to the PPP loan forgiveness in the quarter ended June 30, 2021. In July and August 2021, we received notification that the remaining outstanding $2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA.  During the quarter ended September 30, 2021, we will record $3,010 of income for PPP loan and accrued interest forgiveness.

Debt Commitments —Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The PPP loans of $2,972 included in debt below were forgiven by the SBA in July and August 2021 under the terms of the loan program. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2021.

	Debt	Interest
2022	$3,009	$43
2023	36	5
2024	16	1
2025	0	0
2026	0	0
2027 and after	0	0
Total	$3,061	$49

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021.  No options were granted during the fiscal year ended June 30, 2021 and options for 50,000 shares were granted during the fiscal year ended June 30, 2020. Options for 70,000 shares were exercised during the fiscal year ended June 30, 2021. Options outstanding under the plan were 230,000 shares at June 30, 2021.

The 2005 Equity Incentive Plan approved by SunLink’s shareholders on November 7, 2005 permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under its 2001 Plans, which were 30,675. No options have been exercised under this Plan. No option shares were granted during the fiscal years ended June 30, 2021 and 2020, respectively. Options for 165,000 shares were forfeited during the fiscal year ended June 30, 2020. Options outstanding under this Plan were 180,000 at June 30, 2021. No additional awards may be granted under this Plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2019	595,000	$1.53	$0.71 - $2.09
Granted	50,000	1.38	1.38
Forfeited	(165,000)	2.01	$1.79 - $2.09
Options outstanding June 30, 2020	480,000	$1.35	$0.71 - $1.79
Granted	0	NA	NA
Exercised	(70,000)	1.39	$0.71-$1.79
Options outstanding June 30, 2021	410,000	$1.34	$0.71 - $1.79
Options exercisable June 30, 2020	480,000	$1.35	$0.71 - $1.79
Options exercisable June 30, 2021	410,000	$1.34	$0.71 - $1.79

For the fiscal years ended June 30, 2021 and 2020, the Company recognized $0 and $28, respectively, of compensation expense for share options issued. As of June 30, 2021, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2021 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	12,000	2.21	12,000
$1.21	48,000	5.21	48,000
$1.22	170,000	1.18	170,000
$1.38	40,000	8.20	40,000
$1.49	90,000	3.18	90,000
$1.67	30,000	0.36	30,000
$1.79	20,000	4.20	20,000
	410,000	2.89	410,000

  Options for 70,000 shares were exercised during the year ended June 30, 2021 and no options were exercised during the fiscal year ended June 30, 2020. As of June 30, 2021 and 2020, the aggregate intrinsic value of options outstanding and options exercisable were $594 and $132, respectively.

Common Share Purchase Transactions

2019-2020 Common Share Repurchase Program – On October 8, 2019, the Company announced a share repurchase program (“2019-2020 Program”) approved by its Board of Directors which authorized the Company to purchase up to $750 of its common shares in the open market.  On March 24, 2020, the Company announced that it had suspended the 2019-2020 Program in light of the COVID-19 pandemic and on June 1, 2020, the Company terminated the 2019-2020 program. The total number of shares purchased under the Plan was 87,534 and the total cost of such shares was approximately $101 on an average price of per share of $1.15. The chart below shows by month the total shares repurchased and average price per share paid for the 2019-2020 Program.

	Total Shares	Average Price
	Purchased	Per Share Paid
November 2019	935	$1.17
December 2019	2,879	1.18
January 2020	4,272	1.15
February 2020	33,873	1.22
March 2020	45,575	1.09
Total	87,534	$1.15

Accumulated Other Comprehensive Loss —Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2019	$(253)	$(253)
Current period change	(86)	(86)
June 30, 2020	$(339)	$(339)
Current period change	177	177
June 30, 2021	$(162)	$(162)

11. INCOME TAXES

The provision for income taxes on continuing operations are as follows:

	2021	2020
Current	$63	$296
Deferred	0	0
Total income tax expense	$63	$296

Net deferred income tax assets recorded in the consolidated balance sheets are as follows:

	June 30,
	2021	2020
Net operating loss carryforward	$5,856	$6,078
Depreciation expense	(98)	(86)
Allowances for receivables	117	131
Accrued liabilities	268	1,407
Intangible assets	263	585
Pension liabilities	113	165
Other	181	109
	6,700	8,389
Less valuation allowance	(6,700)	(8,389)
Net deferred income tax assets	$0	$0

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	2021	2020
Income tax expense (benefit) at Federal statutory rate	$1,470	$(61)
Changes in valuation allowance—continuing operations	(1,076)	(369)
U.S. state income taxes, net of federal benefit	188	175
Prior year true-ups associated with CARES Act receipts	(587)	0
Permanent differences relating to CARES Act receipts	(56)	582
Deferred tax rate changes	77	(34)
Other	47	3
Total income tax expense (benefit)—continuing operations	$63	$296

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

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2021 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in tax income in the Company’s tax returns in the quarter in which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at June 30, 2021 that all PPP Loan associated expenses will be deductible for income tax. The Company has sufficient federal net operating losses for the period to cover the resulting provisional June 30, 2021 taxable income, The year ended June 30, 2021 current tax expense represents the state income tax accrued resulting the ERC accrued and associated disallowed wages and PRF received during the period.

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

At June 30, 2021, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $6,700 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at June 20, 2021. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at June 30, 2021 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $15,631.

For Federal income tax purposes, at June 30, 2021, the Company had approximately $15,631 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

12. EMPLOYEE BENEFITS

Defined Benefit Plans —No defined benefit plan is currently maintained for employees of SunLink, the Healthcare Services segment or the Pharmacy segment. Prior to 1997, SunLink maintained a defined benefit retirement plan covering substantially all of its domestic employees. Effective February 28, 1997, SunLink amended its domestic retirement plan to freeze participant benefits and closed the plan to new participants. Benefits under the frozen plan are based on years of service and level of earnings. SunLink funds the frozen plan, which is noncontributory, at a rate that meets or exceeds the minimum amounts required by the Employee Retirement Income Security Act of 1974.

Since the sale of SunLink’s life sciences and engineering segment businesses in the fiscal year ended March 31, 1999, net pension expense has been classified as an expense of discontinued operations.

At June 30, 2021, the plan’s assets were invested 43% in cash and short-term investments, 42% in equity investments and 15% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as benefits are paid and participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $51, $55, $61, $173, and $67 in pension benefits in the years ending June 30, 2022 through 2026, respectively. The plan expects to pay $386 in pension benefits for the years June 30, 2026 through 2030, in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made contributions of $100 and $132 to the plan during the years ended June 30, 2021 and 2020, respectively, and plans to make a contribution of $100 to the plan for the year ended June 30, 2022.

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Service cost	$0	$0
Interest cost	40	47
Expected return on assets	(38)	(34)
Amortization of prior service cost	78	123
Settlement cost	0	0
Net pension expense	$80	$136
Weighted-average assumptions:
Discount rate	2.60%	3.50%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,574	$1,390
Interest cost	40	47
Actuarial (gain) loss	(51)	168
Benefits paid	(28)	(31)
Benefit obligation end of year	$1,535	$1,574
Change in Fair Value of Plan Assets:
Beginning fair value	$923	$827
Actual return (loss) on plan assets	85	(5)
Employer contribution	100	132
Benefits paid	(28)	(31)
Plan assets at end of year	$1,080	$923
Funded status of the plans	(455)	(651)
Unrecognized actuarial loss	293	469
Accrued benefit cost	$(162)	$(182)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	(162)	(182)
Accumulated other comprehensive loss*	293	469
Net amount recognized	$(455)	$(651)

*	Accumulated other comprehensive loss represents minimum pension liability adjustments.

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal year ended June 30, 2021. A match of $137 was provided for the fiscal year ended June 30, 2020.  Plan expense for the defined contribution plan was $0 for the years ended June 30, 2021 and 2020.

13. SALE OF ASSETS

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

14. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations. Refunds have been received from two taxing authorities in the amounts claimed in all such amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the year ended June 30, 2020 in the amount of $359. The Company’s position with certain other local taxing authorities is still uncertain and has not yet been determined probable of collection; therefore, the Company has continued to accrue the amounts for sales tax estimates that it believes would be payable if its amended returns and continuing position are challenged and the Company does not prevail. The sales tax accrued at June 30, 2021 was $1,966 compared to $1,411 at June 30, 2020.

15. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $182 and $251 to the law firm in the fiscal years ended June 30, 2021 and 2020, respectively. Included in the Company’s consolidated balance sheets at June 30, 2021 and 2020 is $21 and $6 of amounts payable to the law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss).  Segment information for the fiscal years ended June 30, 2021 and 2020 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2021
Net Revenues from external customers	$13,613	$27,072	$0	$40,685
Operating profit (loss)	1,938	1,803	(1,870)	1,871
Depreciation and amortization	333	1,026	2	1,361
Assets	10,655	9,978	10,931	31,564
Expenditures for property, plant and equipment	1,346	1,249	0	2,595
2020
Net Revenues from external customers	$16,243	$31,570	$0	$47,813
Operating profit (loss)	734	1,076	(2,139)	(329)
Depreciation and amortization	361	1,085	4	1,450
Assets	8,174	8,170	11,627	27,971
Expenditures for property, plant and equipment	296	888	1	1,185

17. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2021 and 2020 is as follows:

	2021		2020
	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$6,937		$(586)
Basic:
Weighted-average shares outstanding	6,907	$1.00	6,957	$(0.08)
Diluted:
Weighted-average shares outstanding	6,989	$0.99	6,957	$(0.08)
Earnings (loss) from discontinued operations	$(47)		$(554)
Basic:
Weighted-average shares outstanding	6,907	$(0.01)	6,957	$(0.08)
Diluted:
Weighted-average shares outstanding	6,989	$(0.01)	6,957	$(0.08)
Net earnings (loss)	$6,890		$(1,140)
Basic:
Weighted-average shares outstanding	6,907	$1.00	6,957	$(0.16)
Diluted:
Weighted-average shares outstanding	6,989	$0.99	6,957	$(0.16)
Weighted-average number of shares outstanding—basic	6,907		6,957
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	82		0
Weighted-average number of shares outstanding—diluted	6,989		6,957

Share options of  14 for the year ended June 30, 2020 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

18. Commitments for capital expenditures

At June 30, 2021, the Company has approximately $1,100 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital.