Form 10-Q
period 2021-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2022-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of February 11, 2022 was 6,954,151 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December,
	2021	June 30,
	(unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$8,315	$9,962
Receivables - net	4,359	4,189
Inventory	1,894	1,890
Employee retention credits receivable	3,586	3,586
Prepaid expense and other assets	1,928	2,314
Total current assets	20,082	21,941
Property, plant and equipment, at cost	22,332	20,880
Less accumulated depreciation	14,950	14,326
Property, plant and equipment - net	7,382	6,554
Noncurrent Assets:
Intangible assets - net	1,214	1,227
Right of use assets	1,043	1,251
Other noncurrent assets	462	591
Total noncurrent assets	2,719	3,069
TOTAL ASSETS	$30,183	$31,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,161	$1,096
Current maturities of long-term debt	38	3,009
Accrued payroll and related taxes	1,837	1,866
Accrued sales tax	2,278	1,966
Unearned CARES Act Funds	627	437
Current operating lease liabilities	299	403
Other accrued expenses	630	888
Total current liabilities	6,870	9,665
Long-Term Liabilities
Long-term debt	36	52
Noncurrent liability for professional liability risks	80	31
Long-term operating lease liabilities	765	875
Other noncurrent liabilities	225	131
Total long-term liabilities	1,106	1,089
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,954 shares at December 31, 2021 and 6,924 at June 30, 2021	3,478	3,463
Additional paid-in capital	10,736	10,700
Retained earnings	8,155	6,809
Accumulated other comprehensive loss	(162)	(162)
Total Shareholders’ Equity	22,207	20,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,183	$31,564

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenues	$10,411	$10,150	$20,936	$20,572
Costs and Expenses
Cost of goods sold	4,016	3,918	8,089	7,988
Salaries, wages and benefits	4,789	4,226	9,487	8,611
Supplies	308	280	608	504
Purchased services	783	629	1,645	1,276
Other operating expenses	1,101	913	2,183	1,862
Rent and lease expense	120	120	290	290
Depreciation and amortization	366	318	699	618
Operating Loss	(1,072)	(254)	(2,065)	(577)
Other Income (Expense):
Gains on sale of assets	7	5	12	13
Forgiveness of PPP loans and accrued interest	0	0	3,010	0
Federal stimulus - Provider relief funds	614	3,417	614	3,448
Interest income (expense), net	(3)	(7)	(17)	(14)
Earnings (Loss) from Continuing Operations before income taxes	(454)	3,161	1,554	2,870
Income Tax Expense	23	15	25	15
Earnings (Loss) from Continuing Operations	(477)	3,146	1,529	2,855
Loss from Discontinued Operations, net of tax	(116)	(72)	(183)	(121)
Net Earnings (Loss)	(593)	3,074	1,346	2,734
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(593)	$3,074	$1,346	$2,734
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.07)	$0.46	$0.22	$0.41
Diluted	$(0.07)	$0.46	$0.22	$0.41
Discontinued Operations:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Net Earnings (Loss):
Basic	$(0.09)	$0.45	$0.19	$0.40
Diluted	$(0.09)	$0.45	$0.19	$0.40
Weighted-Average Common Shares Outstanding:
Basic	6,947	6,899	6,935	6,899
Diluted	6,947	6,905	7,099	6,904

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net earnings				1,939		1,939
SEPTEMBER 30, 2021	6,924	3,463	10,700	8,748	(162)	22,749
Net loss				(593)		(593)
Share options exercised	30	15	36			51
DECEMBER 31, 2021	6,954	$3,478	$10,736	$8,155	$(162)	$22,207

JUNE 30, 2020	6,899	$3,450	$10,714	$(82)	$(339)	$13,743
Net loss				(340)		(340)

SEPTEMBER 30, 2020	6,899	3,450	10,714	(422)	(339)	13,403
Net earnings				3,074		3,074
DECEMBER 31, 2020	6,899	$3,450	$10,714	$2,652	$(339)	$16,477

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$(124)	$1,034
Cash Flows Used in Investing Activities:
Expenditures for property, plant and equipment	(1,518)	(1,000)
Proceeds from sale of other assets	11	40
Net Cash Used in Investing Activities	(1,507)	(960)
Cash Flows Used in Financing Activities:
Payments on long-term debt	(16)	(17)
Net Cash Used in Financing Activities	(16)	(17)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,647)	57
Cash and Cash Equivalents Beginning of Period	9,962	11,184
Cash and Cash Equivalents End of Period	$8,315	$11,241
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$7	$(1)
Income taxes	$2	$308
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$35	$691

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2021 and for the three and six month periods ended December 31, 2021 and 2020 have been prepared in accordance with Rule 10-01 and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2021 balance sheet included in this interim filing has been derived from the audited financial statements at that date but does not include all the information and related notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 27, 2021. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Throughout these notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of the Company owns or operates any particular asset, business or property. Each operation and business described in this filing is owned and operated by a distinct and indirect subsidiary of SunLink Health System, Inc.

Note 2. – Business Operations

Healthcare Services

The Health Services segment includes the following:

•

A subsidiary which owns and operates Trace Regional Medical Center and Trace Extended Care and Rehabilitation (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes an 26-bed geriatric psychology unit (“GPU”), a 66-bed nursing home and four clinics. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (“SHS Technology”), which provides information technology (IT) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi, and
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of three operational areas which are conducted primarily in markets in      Louisiana:

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times, have been unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and public and certain governmental responses to it have negatively affected our last eight quarter’s results.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have vaccinated patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination. The Company and its subsidiaries are currently developing and will implement plans to vaccinate employees to the extent required by the final rules issued by CMS. The Company believes the vaccine mandates, together with the current state of the labor market, have resulted in the loss of staff, including clinical staff, and have negatively affected the Company’s ability to maintain the desired levels of service in some areas.

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 pandemic. There continues to be reduced current demand for certain hospital services, and for extended care, rehabilitation center and nursing home admissions, and clinic visits. The availability and cost of medical supplies have adversely affected our Healthcare businesses, and we continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred, and, despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Certain of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will continue adversely to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic has also negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products.

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through December 31, 2021 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,546 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in PPP loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of December 31, 2021, all our PPP loans have been forgiven.

PRF distributions are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for Lost Revenues as defined by HHS. We continue to monitor compliance with the terms and conditions of the PRF and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for and recognized as income ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters.

The Company is unable to determine the extent to which the COVID-19 pandemic going forward will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic, including the infection rate, severity rate and mortality rate of existing and potential new variants: government actions to mitigate the pandemic's effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

Note 3. – Discontinued Operations

Sold Hospitals and Nursing Home– Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2021 and 2020, respectively.

The components of pension expense for the three and six months ended December 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest Cost	$10	$10	$21	$20
Expected return on assets	(11)	(9)	(22)	(18)
Amortization of prior service cost	12	19	23	38
Net pension expense	$11	$20	$22	$40

SunLink contributed $50  to the plan in the six months ended December 31, 2021 and expects to contribute an additional $50 during the last two fiscal quarters of the fiscal year ending June 30, 2022.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and six months ended December 31, 2021 and 2020, the Company recognized  no stock-based compensation for options issued to employees and directors of the Company. There were no share options granted and 30,000 share options were exercised during the three and six months ended December 31, 2021.

Note 5. – Revenue and Accounts Receivables

Revenues by payor were as follows for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Medicare	$5,292	$4,715	$10,347	$9,248
Medicaid	2,699	2,600	5,067	5,221
Retail and Institutional Pharmacy	1,396	1,395	2,963	3,085
Managed Care & Other Insurance	1,074	1,289	2,394	2,721
Self-pay	(81)	121	103	221
Other	31	30	62	76
Total Net Revenues	$10,411	$10,150	$20,936	$20,572

Settlements of prior year Medicare and Medicaid cost reports of $186 and $69 were recorded in the three and six months ended December 31, 2021 and 2020, respectively.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31, 2021	June 30, 2021
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,678)	(1,665)
Net Intangibles	$1,214	$1,227

Amortization expense was $6 and $7 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense was $13 and $14 for the six months ended December 31, 2021 and 2020, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2021	June 30, 2021
Capital Lease	$74	$89
CARES Act Paycheck Protection Plan Loans	0	2,972
Less current maturities	(38)	(3,009)
Long-term Debt	$36	$52

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of December 31, 2021, all our PPP loans were forgiven by the SBA. During the last quarter of our fiscal year ended June 30, 2021, $264 of our PPP loans and related accrued interest were forgiven by the SBA and $264 was recorded as income. In the six months ended December 31, 2021, the remaining outstanding $2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA. During the six months ended December 31, 2021, we recorded $3,010 of income for PPP loan and accrued interest forgiveness.

Note 8. – Income Taxes

Income tax expense of $23 (all state taxes) and $15  (all state taxes) was recorded for continuing operations for the three months ended December 31, 2021 and 2020, respectively. Income tax expense of $25 (all state taxes) and $15 (all state taxes) was recorded for continuing operations for the six months ended December 31, 2021 and 2020, respectively.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the December 31, 2021 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at December 31, 2021 that all PPP Loan associated expenses will be deductible for income tax.

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

At December 31, 2021, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,121 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2021. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at December 31, 2021 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the federal income tax net operating loss carry-forward of approximately $16,957.

For federal income tax purposes, at December 31, 2021, the Company had approximately $16,957 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Cost	December 31, 2021	December 31. 2020	December 31, 2021	December 31. 2020
Operating lease cost:
Operating lease cost	$125	$142	$250	$260
Short-term rent expense	(5)	(22)	39	29
Variable lease cost	0	0	1	1
Total operating lease cost	$120	$120	$290	$290

Finance lease cost:
Amortization right-of-use assets	$9	$9	$18	$18
Interest on finance lease liabilities	2	2	3	4
Total finance lease cost	$11	$11	$21	$22

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		December 31,	June 30,
		2021	2021
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$1,043	$1,251

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	88	72
Current finance lease liabilities	Current maturities of long-term debt	38	37
Long-term finance lease liabilities	Long-term debt	36	52

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
Other information	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$141	$252	$260
Operating cash flows from finance leases	2	2	3	4
Financing cash flow from finance leases	9	9	18	17
Right-of-use assets obtained in exchange for new operating lease liabilities	0	682	35	691
Weighted-average remaining lease term:
Operating leases	1.90 years	2.90 years	1.90 years	2.90 years
Finance leases	3.88 years	4.28 years	3.88 years	4.28 years
Weighted-average discount rate:
Operating leases	1.15%	3.49%	1.15%	3.49%
Finance leases	6.54%	6.54%	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of December 31, 2021 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$308	$42
2 years	265	38
3 years	252	0
4 years	221	0
5 years	35	0
Over 5 years	5	0
Total minimum future payments	1,086	80
Less: Imputed interest	(22)	(6)
Total liabilities	1,064	74
Less: Current portion	(299)	(38)
Long-term liabilities	$765	$36

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from state and local sales taxes in Louisiana on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to those covered by such amended returns have been paid on the related reimbursement received with respect to sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. The Company’s position with respect to such refunds claimed from other local taxing authorities is still uncertain as these claims are under audit by such local taxing authorities and such claims have not yet been determined probable of collection; therefore, no amount has been recorded as a receivable or in income by the Company at December 31, 2021 in respect of such other local taxing authorities. In addition, the Company has continued to accrue the amounts for sales tax estimates from such other taxing authorities in amounts it believes would be payable if its amended returns and continuing position is challenged and the Company does not prevail. The unpaid sales tax accrued as a liability at December 31, 2021 is $2,278 compared to $1,966 at June 30, 2021.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest in continuing operations at December 31, 2021 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$38	$4
2 years	36	2
3 years	0	0
4 years	0	0
5 years	0	0
	$74	$6

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $61 and $16 for legal services to this law firm in the three months ended December 31, 2021 and 2020, respectively. The Company expensed an aggregate of $111 and $71 for legal services to this law firm in the six months ended December 31, 2021 and 2020, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2021 and June 30, 2021 is $58 and $21, respectively, of amounts payable to this law firm.

Note 13. – Commitments for Capital Expenditures

         At December 31, 2021, the Company has approximately $382 of commitments for future capital expenditures for Trace under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of Trace.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of December 31, 2021 and 2020 and for the three and six months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2021
Net revenues from external customers	$3,335	$7,076	$0	$10,411
Operating profit (loss)	(703)	61	(430)	(1,072)
Depreciation and amortization	121	245	0	366
Assets	11,386	9,905	8,892	30,183
Expenditures for property, plant and equipment	659	167	0	826
As of and for the three months ended December 31, 2020
Net revenues from external customers	$3,368	$6,782	$0	$10,150
Operating profit (loss)	(35)	62	(281)	(254)
Depreciation and amortization	85	233	0	318
Assets	8,024	8,546	11,952	28,522
Expenditures for property, plant and equipment	90	315	0	405
As of and for the six months ended December 31, 2021
Net revenues from external customers	$6,833	$14,103	$0	$20,936
Operating profit (loss)	(1,290)	73	(848)	(2,065)
Depreciation and amortization	219	480	0	699
Assets	11,386	9,905	8,892	30,183
Expenditures for property, plant and equipment	1,032	485	1	1,518
As of and for the six months ended December 31, 2020
Net revenues from external customers	$6,833	$13,739	$0	$20,572
Operating profit (loss)	(90)	257	(744)	(577)
Depreciation and amortization	164	454	0	618
Assets	8,024	8,546	11,952	28,522
Expenditures for property, plant and equipment	325	668	7	1,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. Throughout the notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

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

•	the competitive nature of the U.S. community hospital, extended care and rehabilitation center, nursing home, and pharmacy businesses;
•	demographic characteristics and changes in areas where we operate, including resistance to vaccination for COVID-19;
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
•

professional, general, and other claims which may be asserted against us, including claims based on a failure currently unknown to us of our physicians and other personnel to comply with COVID-19 vaccination mandates; and

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

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming facilities and business segments;
•	the availability of cash and the terms of capital to fund acquisitions, improvements, renovations or replacement facilities; and
•	competition in the market for acquisitions of hospitals, rehabilitation centers, nursing homes, pharmacy facilities, and other healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue its business strategy of improving its operations, services and profitability of its existing businesses, subject to available capital and other resources, the Company also intends to pursue growth by selective acquisitions in the healthcare and pharmacy segments. We believe, however, the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses which are not subject to estimation at this time, particularly because the COVID-19 is novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy, including growth initiatives, will depend on the effect of, among other things, the nature, extent and timing of the COVID-19 pandemic and government actions in response thereto.

The Company expects to use existing cash primarily to sustain it operations during the COVID-19 pandemic, for growth initiatives, including acquisitions, when available and appropriate, and for other general corporate purposes. There is no assurance that any acquisitions or dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed. Although the Company believes certain portions of its businesses continue to under-perform, the Company is not currently offering any of its businesses for sale.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times have been unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and public and certain governmental responses to it have negatively affected our last eight quarter’s results.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have vaccinated patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination. The Company and its subsidiaries are currently developing and will implement plans to vaccinate employees to the extent required by the final rules issued by CMS. The Company believes the vaccine mandates resulted in the loss of staff, including clinical staff, and together with the current state of the labor market, have negatively affected the Company’s ability to maintain the current levels of service.

In our Healthcare businesses, we have experienced material reductions in demand and net revenues due to the COVID-19 pandemic. There continues to be reduced current demand for certain hospital services, and for extended care, rehabilitation center and nursing home admissions, and clinic visits. The availability and cost of medical supplies have adversely affected our Healthcare businesses, and we continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees has also occurred, and, despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff which were previously furloughed, laid off or retired.

Since the beginning of the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Many of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will continue to affect the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic also has negatively affected our supply processes, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products.

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through December 31, 2021 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,546 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in PPP loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of December 31, 2021, all our PPP loans have been forgiven.

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

The Company is unable to determine the extent to which the COVID-19 pandemic going forward will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic; government actions to mitigate the pandemic's effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

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

Financial Summary

The Company’s operations for the six months ended December 31, 2021 continued to be impacted by the COVID-19 pandemic.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	% Change	2021	2020	% Change
Net Revenues - Healthcare Services	$3,335	$3,368	(1.0)%	$6,833	$6,833	—
Net Revenues - Pharmacy	7,076	6,782	4.3%	14,103	13,739	2.6%
Total Net Revenues	10,411	10,150	2.6%	20,936	20,572	1.8%
Costs and expenses	(11,483)	(10,404)	10.4%	(23,001)	(21,149)	8.8%
Operating profit (loss)	(1,072)	(254)	322.0%	(2,065)	(577)	257.9%
Interest income (expense) - net	(3)	(7)	(57.1)%	(17)	(14)	21.4%
Federal stimulus - Provider relief funds	614	3,417	(82.0)%	614	3,448	(82.2)%
Forgiveness of PPP loans and accrued interest	0	0	NA	3,010	0	NA
Gain on sale of assets	7	5	40.0%	12	13	(7.7)%
Earnings from continuing operations before income taxes	$(454)	$3,161	NA	$1,554	$2,870	(45.9)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy.  The Company’s revenues by payor were as follows for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Medicare	$5,292	$4,715	$10,347	$9,248
Medicaid	2,699	2,600	5,067	5,221
Retail and Institutional Pharmacy	1,396	1,395	2,963	3,085
Managed Care & Other Insurance	1,074	1,289	2,394	2,721
Self-pay	(81)	121	103	221
Other	31	30	62	76
Total Net Revenues	$10,411	$10,150	$20,936	$20,572

The Healthcare Services segment in the current year is composed of one hospital, one extended care and rehabilitation center and four clinics, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries and two subsidiaries holding undeveloped real estate. Healthcare Services net revenues decreased $33, or 1%, for the three months period ended December 31, 2021 and was equal to the six months period ended December 31, 2021. Hospital patient days and clinic visit increases were offset by decreases in extended care patient days.

Pharmacy segment net revenues for the three months period ended December 31, 2021 increased $294, or 4.3% from the three months period ended December 31, 2020. Institutional pharmacy sales increased 10.4% for the three month period ended December 31, 2020 from the prior year period due to a 6% increase in both scripts filled and per script net revenues.  The prior year’s quarter was adversely affected of Hurricane Laura and Delta. Durable Medical Equipment sales increased 1.2% for the three month period ended December 31, 2021 from the prior year period primarily due to higher respiratory equipment net revenue. Retail pharmacy sales decreased 1.2%  for the three month period ended December 31, 2021 from the prior year period due to lower revenue per script despite a 5.2% increase in retail pharmacy scripts filled.

Pharmacy segment net revenues for the six months period ended December 31, 2021 increased $364, or 2.6% from the six months period ended December 31, 2020. Institutional pharmacy sales increased 4.4% for the six month period ended December 31, 2020 from the prior year period due to a 3.3% increase in per script net revenues. Durable Medical Equipment sales increased 3.8% for the six month period ended December 21 2021 from the prior year period as orders increased 12.2%  this year, primarily due to higher respiratory equipment orders. Retail pharmacy sales decreased 2.3%  for the six month period ended December 31, 2021 from the prior year period due to lower revenue per script.

Costs and expenses, including depreciation and amortization, were $11,483 and $10,404 for the three months ended December 31, 2021 and 2020, respectively. Costs and expenses, including depreciation and amortization, were $23,001 and $21,149 for the six months ended December 31, 2021 and 2020, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cost of goods sold	38.6%	38.6%	38.4%	38.8%
Salaries, wages and benefits	46.0%	41.6%	45.3%	41.8%
Supplies	3.0%	2.8%	2.9%	2.5%
Purchased services	7.6%	6.2%	7.9%	6.2%
Other operating expenses	10.6%	9.0%	10.4%	9.1%
Rent and lease expense	1.2%	1.2%	1.4%	1.4%
Depreciation and amortization expense	3.6%	3.1%	3.3%	3.0%

Salaries, wages, and benefits increased as a percent of net revenues for the three and six months period ended December 31, 2021 compared to same period last fiscal year due to higher salaries and wages due to labor market conditions, operating challenges of labor allocation relating to the pandemic, including contract labor, and  higher employee health claims expenses. Supplies expenses have increased this year due to higher purchase prices resulting from market demand and supply disruptions. Purchased services costs increased this year due to increased costs of  fuel, the outsourcing at a Healthcare Services facility of certain services and increased cost of software support services of the Healthcare Services segment. Other operating expenses increased as percent of net revenues during the current year’s fiscal periods this year due to the increased cost of insurance. Depreciation expense also increased as a percentage of net revenue this year due to the $2,595 of capital expenditures last fiscal year.

Operating Profit (Loss)

The Company reported an operating loss of $1,072 for the three month period ended December 31, 2021 compared to an operating loss of $254 for the three month period ended December 31, 2020. The Company reported an operating loss of $2,065 for the six month period ended December 31, 2021 compared to an operating loss of $577 for the six month period ended December 31, 2020. Such operating loss for the three and six month periods ended December 31, 2021 was primarily a result of higher operating costs not covered by the slightly higher revenues.

Forgiven of PPP loans and accrued interest

              During the six months ended December 31, 2021, $2,972 of our PPP loans and related $38  of accrued interest were forgiven by the SBA and $3,010 was recorded as income relating to PPP loan forgiveness for the six months ended December 31, 2021.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES Act, two subsidiaries have received PRF payments.  The Company recognized $614 and $3,417 during the three months ended December 31, 2021 and 2020 respectively. The Company recognized $614 and $3,448 during the six months ended December 31, 2021 and 2020 respectively.

Interest Income (Expense) -Net

Interest  expense, net, was $3 for the three months period ended December 31, 2021 compared to interest expense, net, of $7 for the three months period ended December 31, 2020, respectively. Interest  expense, net, was

$17 for the six months period ended December 31, 2021 compared to interest income, net, of $14 for the six months period ended December 31, 2020, respectively.

Income Taxes

Income tax expense of $23 (all state taxes) and $15 (all state taxes) was recorded for continuing operations for the three months ended December 31, 2021 and 2020, respectively. Income tax expense of $25 (all state taxes) and $15 (all state taxes) was recorded for continuing operations for the six months ended December 31, 2021 and 2020, respectively.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the December 31, 2021 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at December 31, 2021 that all PPP Loan associated expenses will be deductible for income tax.

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

At December 31, 2021, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,121 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at December 31, 2021. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at December 31, 2021 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the federal income tax net operating loss carry-forward of approximately $16,957.

For federal income tax purposes, at December 31, 2021, the Company had approximately $16,957 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $477 for the three months ended December 31, 2021 as compared to earnings from continuing operations after income tax of $3,074 for the three months ended December 31, 2020. Earnings from continuing operations after income tax was $1,346 for the six months ended December 31, 2021 as compared to earnings from continuing operations after income tax of $2,734 for the six months ended December 31, 2020. The decreased earnings from continuing operations this year compared to the prior year was due to higher PRF income recognized last year partially offset by PPP loan forgiveness this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $116 for the three month period ended December 31, 2021 compared to a loss from discontinued operations after income taxes of $72 for the three months period ended December 3, 2020. The loss from discontinued operations after income taxes was $183 for the six month period ended December 31, 2021 compared to a loss from discontinued operations after income taxes of $121 for the six months period ended December 31, 2020. The increased loss from discontinued operations this year was due to a settlement of a workers’ compensation claim remaining from a sold business.

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all the assets of four hospitals and a nursing home (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes on the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2021 and 2020, respectively.

Net Earnings (Loss)

Net loss for the three months period ended December 31, 2021 was $593 (a loss of $0.07 per fully diluted share) as compared to net earnings of $3,074 ($0.46 per fully diluted share) for the three months period ended December 31, 2020. Net earnings for the six months period ended December 31, 2021 was $1,346 ($0.19 per fully diluted share) as compared to net earnings of $2,734 ($0.40 per fully diluted share) for the three months period ended December 31, 2020.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $8,315 at December 31, 2021. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time -to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain, and due to the COVID-19 pandemic and related factors, may be non-existent.

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief provided to health care providers under the CARES Act are grants under PRF and forgivable loans under PPP. We have received a total of $9,407 under the CARES Act programs consisting of $6,173 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2021 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$38	$308	$4
2 years	36	265	2
3 years	0	252	0
4 years	0	221	0
5 years	0	35	0
Over 5 years	0	5	0
	$74	$1,086	$6

As of December 31, 2021, we had outstanding debt of $74 of capital lease debt.

         At December 31, 2021, the Company has approximately $381 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital. In addition to the $381 committed to the Trace Forward Capital Plan, at December 31, 2021, the Company also expects to purchase approximately $550 capitalizable durable medical equipment by the Pharmacy segment (to be rented to customers) through the end of fiscal 2022. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The Company anticipates funding such expenditures primarily from cash on hand. The Company has $3,586 receivable from the filing of ERC claimed in amended payroll tax returns which we expect to collect in the next 12 months.  Settlement refund claimed in amended local sales tax returns in Louisiana could result in additional cash receipts in the next 12 months. Other cash expenditures for the next 12 months currently are expected to be in-line with expenditures for the quarter ended December 31, 2021, subject to further operating and administrative cost increases, and other cost reports, CARES Act grants, PPP funds and ERC claims. There have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the six months ended December 31, 2021. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy whether, or the extent to which, recent inflationary price trends in 2021 are transitory or reflect the beginning of an inflationary cycle.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $61 and $16 for legal services to this law firm in the three months ended December 31, 2021 and 2020, respectively. The Company expensed an aggregate of $111 and $71 for legal services to this law firm in the six months ended December 31, 2021 and 2020, respectively.   Included in the Company’s condensed consolidated balance sheets at December 31, 2021 and June 30, 2021 is $58 and $21, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

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

Sustained inflation could increase our costs of operations or adversely affect our results of operations. The Company is unaware of any known events that currently are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials or price increases or inventory adjustments); however, we are unable to predict whether recent inflationary spikes in October 2021 are transitory due to pandemic recovery related demand,  labor shortages in selected markets, and supply chain issues or reflect the beginning of an inflationary cycle. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients and customers. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2021, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2021 and 2020 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: February 14, 2022