Form 10-Q
period 2022-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2022-05-16
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

 The number of Common Shares, without par value, outstanding as of May 13, 2022 was 6,954,151 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2022	June 30,
	(unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,144	$9,962
Receivables – net	4,709	4,189
Inventory	1,919	1,890
Employee retention credits receivable	3,586	3,586
Prepaid expense and other assets	1,822	2,314
Total current assets	19,180	21,941
Property, plant and equipment, at cost	23,246	20,880
Less accumulated depreciation	15,324	14,326
Property, plant and equipment – net	7,922	6,554
Noncurrent Assets:
Intangible assets – net	1,208	1,227
Right of use assets	1,223	1,251
Other noncurrent assets	424	591
Total noncurrent assets	2,855	3,069
TOTAL ASSETS	$29,957	$31,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,351	$1,096
Current maturities of long-term debt	39	3,009
Accrued payroll and related taxes	2,085	1,866
Accrued sales tax	2,445	1,966
Unearned CARES Act Funds	521	437
Current operating lease liabilities	340	403
Other accrued expenses	712	888
Total current liabilities	7,493	9,665
Long-Term Liabilities
Long-term debt	25	52
Noncurrent liability for professional liability risks	87	31
Long-term operating lease liabilities	902	875
Other noncurrent liabilities	233	131
Total long-term liabilities	1,247	1,089
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 6,954 shares at March 31, 2022 and 6,924 at June 30, 2021	3,478	3,463
Additional paid-in capital	10,736	10,700
Retained earnings	7,165	6,809
Accumulated other comprehensive loss	(162)	(162)
Total Shareholders’ Equity	21,217	20,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,957	$31,564

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenues	$10,527	$9,778	$31,463	$30,350
Costs and Expenses
Cost of goods sold	4,079	3,682	12,168	11,670
Salaries, wages and benefits	4,736	4,203	14,223	12,814
Supplies	271	237	879	741
Purchased services	965	560	2,610	1,836
Other operating expenses	1,027	1,161	3,210	3,023
Rent and lease expense	129	136	419	426
Depreciation and amortization	384	339	1,083	957
Operating Loss	(1,064)	(540)	(3,129)	(1,117)
Other Income (Expense):
Gains on sale of assets	0	1	12	14
Forgiveness of PPP loans and accrued interest	0	0	3,010	0
Federal stimulus - Provider relief funds	106	11	720	3,459
Interest income (expense), net	(1)	(7)	(18)	(21)
Earnings (Loss) from Continuing Operations before income taxes	(959)	(535)	595	2,335
Income Tax Expense (Benefit)	(25)	(62)	0	(47)
Earnings (Loss) from Continuing Operations	(934)	(473)	595	2,382
Loss from Discontinued Operations, net of tax	(56)	(58)	(239)	(179)
Net Earnings (Loss)	(990)	(531)	356	2,203
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(990)	$(531)	$356	$2,203
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.13)	$(0.07)	$0.09	$0.35
Diluted	$(0.13)	$(0.07)	$0.08	$0.34
Discontinued Operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net Earnings (Loss):
Basic	$(0.14)	$(0.08)	$0.05	$0.32
Diluted	$(0.14)	$(0.08)	$0.05	$0.32
Weighted-Average Common Shares Outstanding:
Basic	6,954	6,908	6,942	6,902
Diluted	6,954	6,908	7,063	6,948

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net earnings				1,939		1,939
SEPTEMBER 30, 2021	6,924	3,463	10,700	8,748	(162)	22,749
Net loss				(593)		(593)
Share options exercised	30	15	36			51
DECEMBER 31, 2021	6,954	3,478	10,736	8,155	(162)	22,207
Net loss				(990)		(990)
MARCH 31, 2022	6,954	$3,478	$10,736	$7,165	$(162)	$21,217

JUNE 30, 2020	6,899	$3,450	$10,714	$(82)	$(339)	$13,743
Net loss				(340)		(340)
SEPTEMBER 30, 2020	6,899	3,450	10,714	(422)	(339)	13,403
Net earnings				3,074		3,074
DECEMBER 31, 2020	6,899	3,450	10,714	2,652	(339)	16,477
Net loss				(531)		(531)
Share options exercised	21	10	(10)			0
MARCH 31, 2021	6,920	$3,460	$10,704	$2,121	$(339)	$15,946

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$(368)	$1,198
Cash Flows Used in Investing Activities:
Expenditures for property, plant and equipment	(2,436)	(1,299)
Proceeds from sale of other assets	11	40
Net Cash Used in Investing Activities	(2,425)	(1,259)
Cash Flows Used in Financing Activities:
Payments on long-term debt	(25)	(25)
Net Cash Used in Financing Activities	(25)	(25)
Net Decrease in Cash and Cash Equivalents	(2,818)	(86)
Cash and Cash Equivalents Beginning of Period	9,962	11,184
Cash and Cash Equivalents End of Period	$7,144	$11,098
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$8	$(1)
Income taxes	$2	$(293)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$324	$712

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2022

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the three and nine month periods ended March 31, 2022 and 2021 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2021 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 27, 2021. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Business Operations

Healthcare Services

The Health Services segment includes the following:

•

A subsidiary which owns and operates Trace Regional Medical Center and Trace Extended Care and Rehabilitation (“Trace”), an 84 licensed-bed acute care hospital, located in Houston, Mississippi, which includes four clinic and a 26-bed geriatric psychology unit (“GPU”), plus a 66-bed nursing home. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (“SHS Technology”), which provides information technology (IT) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi, and
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of the three following operational areas which are conducted primarily in markets in Louisiana:

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations and have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times, have been unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and governmental responses to it have negatively affected our last nine quarter’s results.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have vaccinated patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination. The Company and its subsidiaries are currently developing and will implement plans to vaccinate employees to the extent required by the final rules issued by the Centers for Medicare and Medicaid Services (“CMS”). The Company believes the vaccine mandates, together with the current state of the labor market, have resulted in the loss of staff, including clinical staff, and have negatively affected the Company’s ability to maintain the desired levels of service in some areas.

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

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through March 31, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,652 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of March 31, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for and recognized as income ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Subsequent to March 31, 2022 through the date of this filing, the Company has received $1,747 of ERC applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for Lost Revenues as defined by the Department of Health & Human Services (“HHS”). We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and the regulations and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

The Company is unable to determine the extent to which the COVID-19 pandemic going forward will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the effect of the COVID-19 pandemic on our balance sheet and results of operations will depend on the severity and length of the pandemic, including the infection rate, severity rate and mortality rate of existing and potential new variants; government actions to mitigate the pandemic's effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2022 and 2021, respectively.

The components of pension expense for the three and nine months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest Cost	$11	$10	$32	$30
Expected return on assets	(11)	(9)	(33)	(27)
Amortization of prior service cost	11	19	34	57
Net pension expense	$11	$20	$33	$60

SunLink contributed $75  to the plan in the nine months ended March 31, 2022 and expects to contribute an additional $25 during the last fiscal quarter of the fiscal year ending June 30, 2022.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and nine months ended March 31, 2022 and 2021, the Company recognized  no stock-based compensation for options issued to employees and directors of the Company. There were no share options granted and 30,000 share options were exercised during the nine months ended March 31, 2022.

Note 5. – Revenue

Revenues by payor were as follows for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Medicare	$4,288	$4,220	$14,635	$13,468
Medicaid	2,745	2,658	7,812	7,879
Retail and Institutional Pharmacy	1,504	1,493	4,467	4,578
Managed Care & Other Insurance	1,257	1,203	3,651	3,924
Self-pay	718	120	821	341
Other	15	84	77	160
Total Net Revenues	$10,527	$9,778	$31,463	$30,350

Settlements of prior year Medicare and Medicaid cost reports of $186 and $69 were recorded in the nine months ended March 31, 2022 and 2021, respectively.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	March 31, 2022	June 30, 2021
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,684)	(1,665)
Net Intangibles	$1,208	$1,227

Amortization expense was $7 and $7 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense was $20 and $21 for the nine months ended March 31, 2022 and 2021, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2022	June 30, 2021
Capital Lease	$64	$89
CARES Act Paycheck Protection Plan Loans	0	2,972
Less current maturities	(39)	(3,009)
Long-term Debt	$25	$52

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of March 31, 2022, all our PPP loans were forgiven by the SBA. During the last quarter of our fiscal year ended June 30, 2021, $264 of our PPP loans and related accrued interest were forgiven by the SBA and $264 was recorded as income. In the nine months ended March 31, 2022, the remaining outstanding $2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA. During the nine months ended March 31, 2022, we recorded $3,010 of income for PPP loan and accrued interest forgiveness.

Note 8. – Income Taxes

Income tax benefit of $25 (all state taxes) and $62  (all state taxes) was recorded for continuing operations for the three months ended March 31, 2022 and 2021, respectively. No income tax expense  and income tax benefit of $47 (all state taxes) was recorded for continuing operations for the nine months ended March 31, 2022 and 2021, respectively.

Of the CARES Act provisions, the currently most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the March 31, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at March 31, 2022 that all PPP loan associated expenses will be deductible for income tax.

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

At March 31, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,348 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at March 31, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, the Company’s history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the federal income tax net operating loss carry-forward of approximately $18,580.

For federal income tax purposes, at March 31, 2022, the Company had approximately $18,580 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Lease Cost	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease cost:
Operating lease cost	$112	$127	$362	$387
Short-term rent expense	17	8	56	37
Variable lease cost	0	1	1	2
Total operating lease cost	$129	$136	$419	$426

Finance lease cost:
Amortization right-of-use assets	$9	$9	$27	$27
Interest on finance lease liabilities	1	2	4	6
Total finance lease cost	$10	$11	$31	$33

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		March 31,	June 30,
		2022	2021
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$1,223	$1,251

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	96	72
Current finance lease liabilities	Current maturities of long-term debt	39	37
Long-term finance lease liabilities	Long-term debt	25	52

Supplemental cash flow and other information related to leases as of and for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
Other information	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114	$123	$366	$383
Operating cash flows from finance leases	1	2	4	6
Financing cash flow from finance leases	10	9	28	26
Right-of-use assets obtained in exchange for new operating lease liabilities	289	21	324	712
Weighted-average remaining lease term:
Operating leases	1.66 years	2.66 years	1.66 years	2.66 years
Finance leases	3.74 years	4.15 years	3.74 years	4.15 years
Weighted-average discount rate:
Operating leases	1.04%	3.40%	1.04%	3.40%
Finance leases	6.54%	6.54%	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of March 31, 2022 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$351	$42
2 years	336	28
3 years	322	0
4 years	245	0
5 years	10	0
Over 5 years	3	0
Total minimum future payments	1,267	70
Less: Imputed interest	(25)	(6)
Total liabilities	1,242	64
Less: Current portion	(340)	(39)
Long-term liabilities	$902	$25

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from state and local sales taxes in Louisiana on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to those covered by such amended returns have been paid on the related reimbursement received with respect to sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. Refunds from two different taxing authorities totaling $1,505 are under audit. The Company’s position with respect to such refunds claimed from the two other local taxing authorities is still uncertain as these claims are under audit by such local taxing authorities and such claims have not yet been determined probable of collection; therefore, no amount has been recorded as a receivable or in income by the Company at March 31, 2022 in respect of such other local taxing authorities. In addition, the Company has continued to accrue the amounts for sales tax estimates from these two other taxing authorities in amounts it believes would be payable if its amended returns and continuing position is challenged and the Company does not prevail. The unpaid sales tax accrued as a liability at March 31, 2022 is $2,445 compared to $1,966 at June 30, 2021.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest in continuing operations at March 31, 2022 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$39	$3
2 years	25	1
3 years	0	0
4 years	0	0
5 years	0	0
	$64	$4

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $9 and $85 for legal services to this law firm in the three months ended March 31, 2022 and 2021, respectively. The Company expensed an aggregate of $120 and $156 for legal services to this law firm in the nine months ended March 31, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2022 and June 30, 2021 is $4 and $21, respectively, of amounts payable to this law firm.

Note 13. – Commitments for Capital Expenditures

         At March 31, 2022, the Company has approximately $431 of commitments for future capital expenditures                             for Trace under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of Trace.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). At the beginning of the current fiscal year, the Company modified the approach to certain assets, and expense allocations to calculate segment assets, operating profit and depreciation and amortization. All prior year amounts have been changed to consistently apply the changed allocation method used in the current year. Segment information as of March 31, 2022 and 2021 and for the three and nine months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2022
Net revenues from external customers	$3,749	$6,778	$0	$10,527
Operating profit (loss)	(435)	(210)	(419)	(1,064)
Depreciation and amortization	118	263	3	384
Assets	11,932	10,229	7,796	29,957
Expenditures for property, plant and equipment	496	417	5	918
As of and for the three months ended March 31, 2021
Net revenues from external customers	$3,286	$6,492	$0	$9,778
Operating profit (loss)	50	27	(617)	(540)
Depreciation and amortization	85	254	0	339
Assets	7,677	8,606	11,795	28,078
Expenditures for property, plant and equipment	80	219	0	299
As of and for the nine months ended March 31, 2022
Net revenues from external customers	$10,582	$20,881	$0	$31,463
Operating profit (loss)	(1,725)	(137)	(1,267)	(3,129)
Depreciation and amortization	337	743	3	1,083
Assets	11,932	10,229	7,796	29,957
Expenditures for property, plant and equipment	1,528	902	6	2,436
As of and for the nine months ended March 31, 2021
Net revenues from external customers	$10,119	$20,231	$0	$30,350
Operating profit (loss)	(40)	284	(1,361)	(1,117)
Depreciation and amortization	249	708	0	957
Assets	7,677	8,606	11,795	28,078
Expenditures for property, plant and equipment	405	887	7	1,299

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

•

the effects of COVID-19 on our ability to provide for customary services including the large number of unvaccinated persons and plateaued or stagnant vacation and booster rates in Louisiana and Mississippi, the primary states in which we conduct healthcare operations. Future COVID-19 or other pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services or admissions, decreased occupancy levels, increase costs, reduce our revenues and otherwise adversely affect our business;

•

increases in uninsured and/or underinsured patients due to COVID-19, unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance and drug coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, extended care and rehabilitation center, nursing home, and pharmacy businesses;
•	demographic characteristics and changes in areas where we operate, including resistance to vaccination for COVID-19;
•	any new variants or subvariants of the COVID-19 virus and other SARS-COV-2 viruses and other infectious diseases;
•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing healthcare and pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.; and
•	fluctuations in the market value of equity securities including SunLink common shares, including fluctuations based on fears of actual inflation or recession.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business;
•

the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations including the impact of COVID-19 vaccination mandates on our ability to attract and retain such persons;

•	timeliness and amount of reimbursement payments received under government programs;
•

the lack of availability of future governmental support that may be required to offset the continuing effect of the COVID-19 pandemic and absence of forgiveness features in any such future loans or an inability to meet the usage of forgiveness requirements;

•	the ability to achieve compliance with requirements of the expenditure and retention of PRF funds;
•	the ability or inability to fund our obligations under capital leases or new or existing obligations and/or any existing or potential defaults under existing indebtedness;
•	restrictions imposed by existing or future contractual obligations including existing or any new indebtedness;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary, and other liability insurance;
•	the efforts of governmental authorities, insurers, healthcare providers, and others to contain healthcare costs;
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

•	potential adverse consequences of any known and unknown government investigations;

•	claims for medical malpractice product and environmental liabilities from continuing and discontinued operations;
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
•

changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; indigent care and other reimbursements (Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments) and governmental assessments for such programs;

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

Dispositions, Acquisition and Renovation Related Matters

•	the ability to dispose of underperforming facilities, underperforming business segments and surplus assets;
•	the availability of cash and the terms of capital to fund acquisitions or replacement facilities, improvements or renovations to existing facilities or both; and
•	competition in the market for acquisitions of hospitals, rehabilitation centers, nursing homes, pharmacy facilities, and other healthcare businesses.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations, services and profitability of its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue its business strategy of improving its operations, services and profitability of its existing businesses, subject to available capital and other resources, the Company also intends to pursue growth by selective acquisitions in the healthcare and pharmacy segments. We believe, however, the COVID-19 pandemic has resulted in substantial additional uncertainties and risks in our businesses which are not subject to estimation at this time, particularly because the COVID-19 is novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy, including growth initiatives, will depend on the effect of, among other things, the nature, extent and timing of the existing COVID-19 pandemic, the end thereof, potential new COVID-19 or other pandemics, and government actions in response thereto.

The Company expects to use existing cash primarily to sustain it operations in response to the continuing impact of the COVID-19 pandemic, for growth initiatives, including acquisitions, when available and appropriate, and for other general corporate purposes. There is no assurance that any acquisitions or dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed. Although the Company believes certain portions of its businesses continue to under-perform, the Company is not currently offering any of its businesses for sale.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have been monitoring the COVID-19 pandemic and its impact on our operations, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times have been unclear. Nevertheless, as in many healthcare environments, we have experienced COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have negatively affected our last nine quarter’s results.

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

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through March 31, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,652 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of March 31, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Subsequent to March 31, 2022 through the date of this filing, the Company has received $1,747 of ERC applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions are not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and regulations, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

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

For additional discussion of the risks presented by continuing effects of the COVID-19 pandemic to our results, see Risk Factors in Part II, Item 1A of this Form 10-Q.

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

Our critical accounting estimates are more fully described in our 2021 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes. There have been no material changes in our critical accounting estimates for the periods presented other than amounts readily computable from the financial statements included in this form 10-Q.

Financial Summary

The Company’s operations for the nine months ended March 31, 2022 continued to be impacted by the effects of the COVID-19 pandemic.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	% Change	2022	2021	% Change
Net Revenues - Healthcare Services	$3,749	$3,286	14.1%	$10,582	$10,119	4.6%
Net Revenues – Pharmacy	6,778	6,492	4.4%	20,881	20,231	3.2%
Total Net Revenues	10,527	9,778	7.7%	31,463	30,350	3.7%
Costs and expenses	(11,591)	(10,318)	12.3%	(34,592)	(31,467)	9.9%
Operating loss	(1,064)	(540)	97.0%	(3,129)	(1,117)	180.1%
Interest income (expense) – net	(1)	(7)	(85.7)%	(18)	(21)	(14.3)%
Federal stimulus - Provider relief funds	106	11	863.6%	720	3,459	(79.2)%
Forgiveness of PPP loans and accrued interest	0	0	NA	3,010	0	NA
Gain on sale of assets	0	1	(100.0)%	12	14	(14.3)%
Earnings (loss) from continuing operations before income taxes	$(959)	$(535)	NA	$595	$2,335	(74.5)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s revenues by payor were as follows for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Medicare	$4,288	$4,220	$14,635	$13,468
Medicaid	2,745	2,658	7,812	7,879
Retail and Institutional Pharmacy	1,504	1,493	4,467	4,578
Managed Care & Other Insurance	1,257	1,203	3,651	3,924
Self-pay	718	120	821	341
Other	15	84	77	160
Total Net Revenues	$10,527	$9,778	$31,463	$30,350

The Healthcare Services segment in the current year is composed of one hospital, one extended care and rehabilitation center and four clinics, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries and two subsidiaries holding undeveloped real estate. Healthcare Services net revenues increased $463, or 14%, for the three months period ended March 31, 2022 and increased $463, or 5% for the nine months period ended March 31, 2022 compared to the prior year period. Increased revenues from increased hospital patient days and clinic visit increases were partially offset by decreases in revenues from extended care patient days.

Pharmacy segment net revenues for the three months period ended March 31, 2022 increased $286, or 4.4% from the three months period ended March 31, 2021. Institutional pharmacy sales increased 13.3% for the three month period ended March 31, 2022 from the prior year period due to a 4.3% increase in per script net revenues and 10.5% increase in scripts filled. Retail pharmacy sales increased 4.8%  for the three month period ended March 31, 2022 from the prior year period due to a 3.0% revenue per script filled and a 1.7% increase in retail pharmacy scripts filled. Durable Medical Equipment (“DME”) sales decreased 5.7% for the three month period ended March 31, 2021 from the prior year period primarily due to lower net revenue per order filled.

Pharmacy segment net revenues for the nine months period ended March 31, 2022 increased $650, or 3.2% from the nine months period ended March 31, 2021. Institutional pharmacy sales increased 7.3% for the nine month period ended March 31, 2022 from the prior year period due to a 6.8% increase in per script net revenues. Durable Medical Equipment sales increased 0.7% for the nine month period ended March 31 2022 from the prior year period as orders increased this year, primarily due to higher respiratory equipment orders. Retail pharmacy sales decreased 0.1% for the nine month period ended March 31, 2022 from the prior year period due to lower revenue per script.

Costs and expenses, including depreciation and amortization, were $11,591 and $10,318 for the three months ended March 31, 2022 and 2021, respectively. Costs and expenses, including depreciation and amortization, were $34,592 and $31,467 for the nine months ended March 31, 2022 and 2021, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cost of goods sold	38.8%	37.7%	38.7%	38.5%
Salaries, wages and benefits	45.0%	43.0%	45.2%	42.2%
Supplies	2.6%	2.4%	2.8%	2.4%
Purchased services	9.2%	5.7%	8.3%	6.1%
Other operating expenses	9.8%	11.9%	10.2%	10.0%
Rent and lease expense	1.2%	1.4%	1.3%	1.4%
Depreciation and amortization expense	3.7%	3.5%	3.4%	3.2%

Salaries, wages, and benefits increased as a percent of net revenues for the three and nine months period ended March 31, 2022 compared to same period last fiscal year due to higher salaries and wages required in connection with current labor market conditions, operating challenges of labor allocation relating to the pandemic, including contract labor, and  higher employee health claims expenses. Supplies expenses increased this year due to higher purchase prices resulting from market demand and supply disruptions. Purchased services costs increased this year due to increased costs of fuel, the outsourcing at a Healthcare Services facility of certain services (due to challenges in hiring labor locally) and increased cost of software support services. Depreciation expense also increased as a percentage of net revenue this year due to the $2,436 of capital expenditures for the nine months ended March 31, 2022 and the $2,595 of capital expenditures last fiscal year.

Operating Profit (Loss)

The Company reported an operating loss of $1,064 for the three months period ended March 31, 2022 compared to an operating loss of $540 for the three month period ended March 31, 2020. The Company reported an operating loss of $3,129 for the nine month period ended March 31, 2022 compared to an operating loss of $1,117 for the nine month period ended March 31, 2021. Such operating loss for the three and nine month periods ended March 31, 2022 was primarily a result of higher operating costs not covered by the slightly higher revenues.

Forgiveness of PPP loans and accrued interest

              During the nine months ended March 31, 2022, $2,972 of our PPP loans and related $38  of accrued interest were forgiven by the SBA and $3,010 was recorded as income relating to PPP loan forgiveness for the nine months ended March 31, 2022.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES Act, two subsidiaries have received PRF payments. The Company recognized $106 and $11 during the three months ended March 31, 2021 and 2020, respectively. The Company recognized $720 and $3,459 during the nine months ended March 31, 2022 and 2021, respectively.

Interest Income (Expense) -Net

Interest  expense, net, was $1 for the three months period ended March 31, 2022 compared to interest expense, net, of $7 for the three months period ended March 31, 2021, respectively. Interest  expense, net, was $18 for the nine months period ended March 31, 2022 compared to interest income, net, of $21 for the nine month period ended March 31, 2021, respectively.

Income Taxes

Income tax benefit of $25 (all state taxes) and $62 (all state taxes) was recorded for continuing operations for the three months ended March 31, 2022 and 2021, respectively. No income tax expense and income tax benefit of $47 (all state taxes) was recorded for continuing operations for the nine months ended March 31, 2022 and 2021, respectively.

Of the CARES Act provisions, currently, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the March 31, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at March 31, 2022 that all PPP Loan associated expenses will be deductible for income tax.

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

At March 31, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,348 against the deferred tax asset so that there is no net long-term deferred income tax asset or liability at March 31, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance.

The principal negative evidence that led us to determine at March 31, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the federal income tax net operating loss carry-forward of approximately $18,580.

For federal income tax purposes, at March 31, 2022, the Company had approximately $18,580 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $934 for the three months ended March 31, 2022 as compared to a loss from continuing operations after income tax of $473 for the three months ended March 31, 2021. Earnings from continuing operations after income tax was $595 for the nine months ended March 31, 2022 as compared to earnings from continuing operations after income tax of $2,382 for the nine months ended March 31, 2021. The decreased earnings from continuing operations this year compared to the prior year was due to higher PRF income recognized last year partially offset by PPP loan forgiveness this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $56 for the three month period ended March 31, 2022 compared to a loss from discontinued operations after income taxes of $58 for the three months period ended March 31, 2021. The loss from discontinued operations after income taxes was $239 for the nine month period ended March 31, 2022 compared to a loss from discontinued operations after income taxes of $179 for the nine month period ended March 31, 2021. The increased loss from discontinued operations this year was due to a settlement of a workers’ compensation claim remaining from a sold business.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2022 and 2021, respectively.

Net Earnings (Loss)

Net loss for the three months period ended December 31, 2021 was $990 (a loss of $0.14 per fully diluted share) as compared to net loss of $531 (a loss of $0.08 per fully diluted share) for the three months period ended March 31, 2021. Net earnings for the nine months period ended March 31, 2021 was $356 ($0.05 per fully diluted share) as compared to net earnings of $2,203 ($0.32 per fully diluted share) for the nine months period ended March 31, 2021.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $7,144 at March 31, 2022. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2022 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$39	$351	$3
2 years	25	336	1
3 years	0	322	0
4 years	0	245	0
5 years	0	10	0
Over 5 years	0	3	0
	$64	$1,267	$4

As of March 31, 2022, we had outstanding debt of $64 of capital lease debt.

         At March 31, 2022, the Company has approximately $431 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital. In addition to the $431 committed to the Trace Forward Capital Plan, at March 31, 2022, the Company also expects to purchase approximately $238 of additional capitalizable DME by the Pharmacy segment (to be rented to customers) through the end of fiscal 2022. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The Company anticipates funding such expenditures primarily from cash on hand. The Company has $3,586 receivable from the filing of ERC claimed in amended payroll tax returns of which we have collected $1,747 subsequent to March 31, 2022 through the date of this filing. We expect to collect the remaining $1,839 receivable in the next 12 months. Other cash expenditures for the next 12 months currently are expected to be in-line with expenditures for the quarter ended March 31, 2022, subject to further operating and administrative cost increases, and other settlements of cost reports in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the nine months ended March 31, 2022. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy whether, or the extent to which, recent inflationary price trends in 2021 and 2022 are transitory or reflect the beginning of an inflationary cycle.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $9 and $85 for legal services to this law firm in the three months ended March 31, 2022 and 2021, respectively. The Company expensed an aggregate of $120 and $156 for legal services to this law firm in the nine months ended March 31, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2022 and June 30, 2021 is $4 and $21, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be effected in the case of other pandemics or an intensified COVID-19 pandemic.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.     LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various claims and litigation that arise from time to time in the ordinary course of business, including, among other things, tax, contract, workers compensation and medical malpractice claims and other claims and litigation. Medical malpractice and certain other claims are generally covered by malpractice, general liability or other insurance but are subject to provisions under which the Company retains a portion of the risk, which retention, particularly in the case of claims of medical malpractice, can be material. Based on current knowledge, the Company’s management does not believe that current pending claims and litigation will have a material adverse effect on the Company’s consolidated financial position or its liquidity. However, in light of the uncertainties involved and indeterminate damages sought in some such claims and litigation, an adverse outcome could be material to our results of operations or cash flows in any reporting period.

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

Sustained inflation could increase our costs of operations or adversely affect our results of operations. The Company is unaware of any known events that currently are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials or price increases or inventory adjustments); however, we are unable to predict whether recent inflationary spikes in October 2021 are transitory due to pandemic recovery related demand,  labor shortages in selected markets, or supply chain issues or reflect the beginning of an inflationary cycle. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients and customers. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

The concentration of our services in states with continuing higher COVID-19 rates may have an adverse impact on our ability to perform services that may generate higher revenues or increase the utilization of our extended care facilities. The rate of COVID-19 infections and hospitalizations continue to be higher in more rural areas of the country due to, among other things, higher populations of unvaccinated persons. A higher infection and/or hospitalization rate is likely to have an adverse impact on the ability of our Trace Hospital to perform services, such as elective surgeries, that may generate higher revenues and may prolong the material adverse effect cause by COVID-19 that has resulted in the reduced current demand for extended care and rehabilitation center admissions and clinic visits.

In addition to the matters set forth herein, the reader should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we,” “our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and June 30, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2022 and 2021 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: May 16, 2022