Form 10-K
period 2022-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2022-09-28
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

At the close of business on September 27, 2022 there were 7,031,603 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2021 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $7,946,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc., scheduled to be held on November 11, 2022, have been incorporated by reference into Part III of this Report. The Proxy Statement or an amendment to this Annual Report will be filed with the Securities and Exchange Commission within 120 days after June 30, 2022.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. Throughout this annual report and the notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

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

•

the effects of COVID-19 on our ability to provide for customary services including the large number of unvaccinated persons and plateaued or stagnant vaccination and booster rates in Georgia, Louisiana and Mississippi, the primary states in which we conduct healthcare operations. Future COVID-19 or other pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services or admissions, decreased occupancy levels, increase costs, reduce our revenues and otherwise adversely affect our business;

•

increases in uninsured and/or underinsured patients due to COVID-19, unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance and drug coverage resulting in higher bad debt amounts;

•	the competitive nature of the U.S. community hospital, extended care and rehabilitation center, nursing home, and pharmacy businesses;
•	demographic characteristics and changes in areas where we operate, including resistance to vaccination for COVID-19;
•	any new variants of the COVID-19 virus and other SARS-COV-2 viruses and other infectious diseases;
•

the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing healthcare and pharmacy facilities and for acquisitions and replacement of such facilities;

•	changes in accounting principles generally accepted in the U.S.;
•

the impact of inflation on our patients, operating costs, ability and feasibility of raising funds, and on our ability to achieve cash flow and profitability, including our inability to cover cost increases because most of our revenue is from government programs whose payments are fixed; and

•	fluctuations in the market value of equity securities including SunLink common shares, including fluctuations based on fears of actual inflation or recession.

Operational Factors

•	the ability or inability to operate profitably in one or more segments of the healthcare business;
•	the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;
•	timeliness and amount and conditions on of reimbursement payments received under government programs;

•

the lack of availability of future governmental support that may be required to offset the continuing effects of the COVID-19 pandemic and absence of forgiveness features in any such future loans or an inability to meet the usage or forgiveness requirements;

•	the ability to achieve compliance with requirements of the expenditure and retention of Provider Relief Funds (“PRF”);
•	the ability or inability to fund our obligations under capital leases or new or existing obligations and/or any existing or potential defaults under existing indebtedness;
•	restrictions imposed by existing or future contractual obligations including existing or new indebtedness;
•	the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary, and other liability insurance;
•	the efforts of governmental authorities, insurers, healthcare providers, and others to contain and reduce healthcare costs;
•

the impact on hospital, clinic, and nursing home services of the treatment of patients in alternative or lower acuity healthcare settings, such as with drug therapy, in surgery centers, and urgent care centers, retirement homes or at home;

•	changes in medical and other technology;
•	changes in estimates of self-insurance claims and reserves;
•	increases in prices of materials and services utilized in our Healthcare Services and Pharmacy segments;
•	increases in wages as a result of inflation or competition for physician, nursing, pharmacy, management, and staff positions;
•	any impairment in our ability to collect accounts receivable, including deductibles and co-pay amounts;
•	the functionality of or costs with respect to our information systems for our Healthcare Services and Pharmacy segments and our corporate office, including both software and hardware;
•	the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment;
•	the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors; and
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

•	potential adverse consequences of any known and unknown government investigations;
•	claims for medical malpractice product, environmental or other liabilities from continuing and discontinued operations;
•

professional, general, and other claims which may be asserted against us, including claims based on a failure currently unknown to us of our physicians and other personnel to comply with COVID-19 vaccination mandates;

•

potential damages and consequences of natural disasters and weather-related events such as tornados, earthquakes, hurricanes, flooding, snow, ice and wind damage, and population evacuations affecting areas in which we operate; and

•	potential adverse contingencies of terrorist acts, crime or civil unrest.

Regulation and Governmental Activity

•

negative consequences of existing and proposed governmental budgetary constraints or modification or termination of existing government programs or the implementation and related costs and disruptions of new government programs such as environmental, social and governance programs;

•	negative consequences of Federal and state insurance exchanges and their rules relating to reimbursement terms;
•	the continuing decision by Mississippi (where we operate our remaining hospital and nursing home) to not expand Medicaid;

•	the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto;
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

•	the failure of government and private reimbursement to cover our increasing costs;
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

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate Trace Regional Medical Center (“Trace”) a 49- bed community hospital, clinics and a 66- bed nursing home in Mississippi, and an IT service company based in Georgia. Our Pharmacy segment subsidiary owns and operates a pharmacy business in Louisiana with four operational areas.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving the operations and services generally and achieving and maintaining profitability in its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue its business strategy of improving its operations and services and achieving and maintaining profitability in its existing businesses, subject to available capital and other resources, the Company also intends to pursue growth by selective healthcare and pharmacy acquisitions. We believe, however, the COVID-19 pandemic and its aftermath has resulted in substantial additional uncertainties and risks in our businesses which are not subject to reliable estimation at this time, particularly because the COVID-19 is novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic and its aftermath. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy, including growth initiatives, has been challenging and will depend on the effect of, among other things, the nature, extent and timing of the existing effects of COVID-19 pandemic, the end thereof, potential new COVID-19 or other pandemics, and government actions in response thereto.

The Company expects to use existing cash primarily to sustain it operations in response to the continuing impact of the COVID-19 pandemic, for growth initiatives, including acquisitions, when available and appropriate, and for other general corporate purposes. There is no assurance that any acquisitions or dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed. Although the Company believes certain portions of its businesses continue to under-perform, and the Company periodically entertains overtures for the purchase of its businesses, the Company is not currently offering any of its businesses for sale.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have continued to monitor the impact in our operations of the COVID-19 pandemic and its aftermath, and we have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times have been unclear. Nevertheless, as in many healthcare environments, we have experienced disruptions of our operations, COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and governmental responses to it have negatively affected our last ten quarter’s results.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have vaccinated patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination. The Company and its subsidiaries are currently developing and implementing plans to vaccinate employees to the extent required by the final rules issued by CMS. The Company believes the vaccine mandates resulted in the loss of staff, including clinical staff, and together with the current state of the labor market, have negatively affected the Company’s ability to maintain the current levels of service.

In our Healthcare Services businesses, we have experienced material reductions in demand and net patient revenues due to the COVID-19 pandemic and its aftermath. There continues to be reduced current demand for certain hospital services, and for extended care, rehabilitation center and nursing home admissions, and clinic visits. The availability and cost of medical supplies have adversely affected our Healthcare businesses, and we continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees accompanied by an increase in the levels of salaries, wages and benefits has also occurred, and, despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff which were previously furloughed, laid off or retired.

During the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Many of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will have continuing effects on the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic and its aftermath also continues to negatively affect our supply processes and costs generally, especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products.

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through June 30, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,652 has been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of June 30, 2022, all our PPP loans have been forgiven. The Small Business Administration which administers the PPP loan program has requested additional information with regards to one of the forgiven PPP loans which we are in the process of supplying.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received $1,802 of ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions are, subject to Federal audits and Single audits, not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and regulations, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

The Company is unable to determine the extent to which the COVID-19 pandemic and its aftermath will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements continues to be limited. The nature and extent of the continuing effect of the COVID-19 pandemic and its aftermath on our balance sheet and results of operations will depend on the severity and length of the pandemic or its evolving strains of COVID-19; any further government actions to address the pandemic's continuing effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

OPERATIONS

Healthcare Services

Our Healthcare Services segment is composed of:

•

A subsidiary which owns and operates Trace Regional Medical Center (collectively “Trace”), a 49-licensed-bed acute care hospital, located in Houston, Mississippi, which includes a 26-bed geriatric psychiatry unit (“GPU”), four clinics and a 66-bed extended care and rehabilitation center, which also is a skilled nursing facility. Trace focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (‘SHS Technology”), which provides information technology services (IT) to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately twenty-five (25) acres of unimproved land in Ellijay, Georgia.

Pharmacy

Our Pharmacy segment is composed of four operational areas:

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

•

Non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings, including private residences in Louisiana; and,

•

Durable medical equipment products and services (“DME”) consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care in Louisiana.

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

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in extended care and rehabilitation center and nursing homes is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (‘CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC’s recommendations, and based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in Mississippi where a subsidiary operates a hospital, clinics, and an extended care and rehabilitation center also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the hospital or extended care and rehabilitation center operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Management Teams

Each of our businesses is managed by a subsidiary officer who is supported by other professional personnel as needed, including, but not limited to, a state-licensed extended care and rehabilitation center administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, licensed pharmacists, licensed pharmacy technicians, IT staff, and business office managers. In our businesses, more than one role may be performed by a single individual or may be delegated to more than one individual. Staff size and composition vary depending on the size and occupancy or volume of activity of each business, the types of services provided and the acuity level of the patients and residents. The small labor market in which we operate results in challenges in attracting qualified staff and physicians and such challenges have been exacerbated by the COVID-19 pandemic.

Our hospital seeks to attract practicing physicians for its medical staff, most of which are employed. The extended care and rehabilitation center contracts with physicians who provide medical director services and serve on performance improvement committees. Our businesses purchase certain services including information systems from affiliates and obtain certain services, such as legal, finance, accounting, purchasing, human resources and facilities management support, from vendors recommended by SunLink.

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

Trace competes with similar senior care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our Healthcare Services operations also compete on a local and regional basis with other facilities and companies providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions as well as IT services companies. Some competitors may operate newer facilities and may provide services that we may not offer. Our competitors include government-owned, religious organization-owned, secular nonprofit and for-profit organizations. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents.

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

Managed Care

Our subsidiaries are affected by their ability to negotiate service contracts with purchasers of group healthcare services. HMOs, PPOs and pharmacy benefit managers attempt to direct and control the use of healthcare products, drugs and services through managed care programs. In addition, employers and traditional health insurers seek to contain costs through negotiations with facilities for managed care programs and discounts from established charges. Generally, facilities compete for service contracts with healthcare service purchasers on the basis of market reputation, geographic location, quality and range of services, quality of medical staff, convenience and price.

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

Efforts to Control Healthcare Costs

Rural facilities, including Trace, continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of extended care and rehabilitation center and nursing home care. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by upgrading facilities and equipment and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. During fiscal 2021 and 2022, Trace spent approximately $3,150 in capital expenditures to upgrade and expand its facilities and reduced its licensed hospital beds operating to 49 beds. Currently we expect our facilities will continue to respond to such trends in a similar manner, subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

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

DRG rate increases were 2.5% and 2.9% for FFY 2022 and 2021, respectively. The 2023 FFY DRG rate increase has been set at 4.3%, which included the market basket updates of 2.7% and 2.4% for: FFY 2022 and FFY 2021. For 2023, the update factor is 4.1%. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

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
•

A requirement that the market basket for any hospital which is not a meaningful electronic health records user will be reduced by 90% in FFY of the market basket in 2020 and 100% of the market basket for FFY 2021 and thereafter. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2021 or 2022.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC group rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2021 and 2022, the update factor was 2.4 and 2.0%, respectively. For calendar year 2023, the update factor is currently proposed to be 2.7%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

Medicare Disproportionate Share Payments and Upper Payment Limits

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low-income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions stipulates that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15% will be classified as a disproportionate share hospital and entitled to receive a supplemental disproportionate share payment based on gross DRG payments. The effective rate has been 12.0% of DRG payments in recent years and Trace is classified as a disproportionate share hospital. As of July 1, 2019, Trace did not meet the requirement for Medicare DSH Payments.

The Upper Payment Limit (“UPL”) us a federal limit placed on fee-for-service reimbursement of Medicaid payments. Specifically, UPL is the maximum a given State Medicaid program may pay a type of provider in the aggregate statewide in Medicaid fee-for-service. State Medicaid programs cannot claim federal matching dollars for provider payments in excess of the applicable UPL. The UPL serves as a cap on State Medicaid program’s total spending on particular providers, most notably hospital, extended care and rehabilitation centers and nursing homes. We received UPL payments of $60 in fiscal 2022 and $102 in fiscal 2021.

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

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s facilities have routinely appealed RAC overpayment determinations. Under the RAC program, our facilities have experienced no losses in the aggregate from audit adjustments for the fiscal years ended June 30, 2022 and 2021.

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

Non-government Reimbursement Arrangements—Pharmacy

Major insurance and commercial payors for pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers, such as Walgreens, CVS and Wal-Mart, have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with pharmacy benefits managers to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DMEPOS products directly to patients via online ordering and remote fulfillment. These non-government reimbursement arrangements have had a negative effect on our Pharmacy segment. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arrangements will not have an increasingly negative impact on our Pharmacy segment revenues and profitability in the future.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Our Healthcare Services and Pharmacy segments’ operations each have one or more compliance officers and develop remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Our Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and the industries. A toll-free hotline is also maintained to permit employees to report compliance concerns on an anonymous basis.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 27, 2022, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	73
Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer	63
Sheila G. Brockman Byron D. Finn	Vice President – SunLink Health Systems, Inc., Chairperson of Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	62 72

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

Sheila G. Brockman has been Vice President of SunLink Health Systems, Inc. since November 11, 2019 and the Chairperson of Southern Health Corporation of Houston, Inc. since May 5, 2019. She was Chief Executive Officer of Southern Health Corporation of Houston, Inc. from February 11, 2020 to July 6, 2022. Ms. Brockman was the CEO of Southern Health Corporation of Ellijay, Inc. from April 1, 2017 until its sale on March 17, 2019. She has been continuously with SunLink since July 7, 2003, with a variety of responsibilities including mergers and acquisitions and risk management. Prior to 2003, Ms. Brockman held various financial and management positions in several wireless technology and civil engineering companies.

Byron D. Finn was named President of SunLink ScriptsRx, LLC on October 1, 2010. Mr. Finn was most recently president of Byron D. Finn, CPA, PC, which provided accounting, financial consulting and litigation support services to its clients, including numerous healthcare clients. His experience also includes various positions with The Coca-Cola Company, where he served in a number of financial-related positions and in connection with special projects, and prior to which he was employed by Ernst & Young. Mr. Finn is a licensed CPA and received his BA in Business Administration and Master of Accountancy degrees from the University of Georgia.

Item 1A.	Risk Factors

In addition to other information contained in this Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

Consolidated Operations Risks

The COVID-19 pandemic has significantly increased economic uncertainty.

The continued spread of COVID-19 and its sub-variants may exacerbate or extend the current adverse economic environment for healthcare providers, and it is possible that it could be a cause of a broader economic downturn. While certain healthcare spending is considered non-discretionary and may not be significantly affected by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’s hospital, clinics, extended care and rehabilitation center, and Pharmacy segment business. As a result of the COVID-19 pandemic and its aftermath, the Company and its subsidiaries have and continue to experience increases in costs relating to less efficient operating procedures, increased cost of supplies, and salaries, wages and benefits. Accordingly, the continuing impact of the pandemic could result in an increase in uncollectible self-pay revenues and a decreased in patient volumes at Trace Regional Hospital and Trace Extended Care and Rehabilitation Center, as well as decreased sales volume by SunLink’s Pharmacy segment business.

If our operations generate operating losses, we could exhaust cash on hand and may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in both our Healthcare Services and Pharmacy businesses), uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employed physicians, and decreased patient volume at our facilities as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy segment, and by our corporate overhead. Recent cost increases due to inflation and supply chain disruption has negatively impacted our operations, among other reasons, because most of our revenue is derived from government reimbursement which has not kept up with our cost increases. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. The impact of these factors has been mitigated by government support payments (PPP loans and Provider Relief Funds) during the COVID-19 pandemic which payments are not recurring.  The COVID-19 pandemic has resulted in reduced capacity of our physicians and healthcare providers in both our Healthcare Services and Pharmacy segments. Further deterioration in our operating environment in the aftermath of the COVID-!9 pandemic and the absence of new government support payments to address such deterioration would negatively impact our results of operations and cash flows.

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

Current economic events and sustained inflation could increase our costs of operations and adversely affect our results of operations.

Current economic events (such as known or reasonably likely future increases in costs of labor or materials or price increases or inventory adjustments) are causing a material change in the relationship between our costs and revenues and we are unable to predict whether recent inflationary spikes since approximately October 2021 are transitory due to pandemic recovery related demand. Labor shortages in selected markets and supply chain issues may reflect the beginning of an inflationary cycle and substantially increased costs of personnel, goods, and services and are having an adverse effect on our results of operations because we are generally unable to pass such costs fully along to patients and customers. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs substantially limits our ability to pass through such costs.

The concentration of our services in states with continuing higher COVID-19 rates may have an adverse impact on our ability to perform services that may generate higher revenues or increase the utilization of our extended care facilities.

The rate of COVID-19 infections and hospitalizations have been higher in more rural areas of the country due to, among other things, higher populations of unvaccinated persons. A higher infection and/or hospitalization rate is likely to have an adverse impact on the ability of Trace to perform services that may generate higher revenues and may prolong the material adverse effects cause by COVID-19 that has resulted in the reduced current demand for extended care and rehabilitation center admissions and clinic visits.

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

The success of our operations depends on the ability to attract and retain executive officers, managers, related health care employees and information technology staff, as well as on the ability of subsidiary-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have been able to attract healthcare subsidiary management; however, if the subsidiaries or corporate staff is unable to attract and retain effective management, the operating performance could decline.

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

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of our healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiary and physicians may be employed or join our medical staff as independent contractors. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline. As a result of the COVID-19 pandemic and its aftermath, the Healthcare Services and Pharmacy segments have both experienced reduced capacity and absences by healthcare providers.

The majority of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

The majority of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 74% and 71% of net consolidated revenues was derived from the Medicare and Medicaid programs for the years ended June 30, 2022 and June 30, 2021, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs. In addition, Mississippi has not expanded Medicaid or set-up healthcare exchanges. Further, Federal proposals to reduce physician payments may reduce physician participation in hospital services, lower referral of patients and increase the cost of attracting physicians.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to federal and state governments) insurance companies, pharmacy benefit managers and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 11% and 16% of their consolidated net patient revenues for the fiscal year ended June 30, 2022 and June 30, 2021, respectively, from private payors and other non-governmental sources who contributed less than 6% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages, have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payors increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations, referred to as PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

In additional to the current COVID-19 pandemic and its aftermath, if one or more additional pandemics, epidemics, or outbreaks of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially in facilities that fail to accurately or timely diagnose or isolate infected persons, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, an additional pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. In particular, while it is uncertain the extent to which the coronavirus may impact our business, given that a portion of pharmaceuticals and medical supplies used at our facilities are sourced from China, in the event that the coronavirus outbreak or another infectious disease outbreak, or any actions taken by the Chinese government or other governmental authorities in connection therewith, were to disrupt the supply of these pharmaceuticals and/or medical supplies, then our business could be adversely affected. In addition, although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a worsening of the COVID-19 pandemic or additional pandemics, epidemics or outbreaks of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Our Healthcare Services operations face intense competition from other hospitals and extended care and rehabilitation centers and nursing homes which directly affect such segment and consolidated revenues and profitability.

Although Trace operates in a community where it is currently the only general, acute care hospital, it faces substantial competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in Trace’s market migrate to these competing facilities as a result of local physician referrals, services availability, managed care plan incentives or personal choice.

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

We cannot assure you that we will have the financial resources to fund substantial capital improvements for our Trace facility or any other subsidiary, which may face additional competition, or that even if financial resources are available to us, that projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on our revenues through lower utilization, increased difficulty in the recruitment of physicians or other service providers and otherwise as a result of increased competition.

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

The success of SunLink’s hospital subsidiary depends upon, other things, its ability to maintain good relationships with the physicians and, if the hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

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

For the years ended June 30, 2022 and June 30, 2021, respectively, the operations of our Pharmacy segment derived approximately 69% and 67%, respectively. of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

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

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 75% and 74% of the segment’s cost of goods sold in the fiscal years ended June 30, 2022 and June 30, 2021, respectively. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

The loss of one or more of larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Pharmacy segment.

As is customary in the institutional pharmacy industry, the institutional pharmacy service line of our Pharmacy segment has customer contracts, but generally not long-term contracts, with its institutional pharmacy customers. Loss of existing contracts or significant declines in the level of purchases by one or more of the larger institutional pharmacy customers could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations.

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

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2022, was $6,794, of which a substantial portion was received as government support funds relating to the COVID-19 pandemic and is subject to extensive terms and conditions. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms and during to the COVID-19 pandemic was likely nonexistent. The Company and its subsidiaries currently must fund working capital needs from cash on hand, cash from operations or cash from the sale of additional assets, and we cannot assure you that we will be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of the date of filing of this report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (84)	Houston, MS	76,344		February 1, 2001	Owned
Trace Extended Care and Rehabilitation Center (66)	Houston, MS	32,700		February 1, 2001	Owned
Trace Regional Hospital	Vardaman, MS	2,360		December 31, 2021	Owned
Houston, MS land	Houston, MS	5.3 acres	(1)	February 1, 2001	Owned
Ellijay, GA land	Ellijay, GA	24.7 acres	(1)	October 1, 2019	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(5)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	1,121	(6)	June 1, 1998	Leased

(1)	This owned property is currently undeveloped.
(2)

Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2026 and provides for a renewal of the lease for a five-year term. Includes an additional lease, commencing in June 2018, of approximately 2,400 square feet of off-site warehouse space. This lease expires in May 2024.

(3)	This lease is for a store location and warehouse space. It expires in October 2025.
(4)	This lease is for a store location and warehouse space and expires in December 2024.
(5)	This lease is for a store location in a medical office building and expires in August 2024. This lease provides for a renewal of the lease at the expiration date at our option for the three-year term
(6)

This lease is for approximately 1,100 square feet of office space for corporate staff and SunLink Health Systems Technology (“SHST”). The lease expires in June 2025. SHST staff generally work from home when not at client locations.

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

Item 4.Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2022, there were approximately 263 registered holders of SunLink common shares.

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

Item 6.     [Reserved]

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2022, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2022—$967; and

2021—$726

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

If net revenues during fiscal year 2022 were changed by 1%, our 2022 after-tax income from continuing operations would change by approximately $413 or diluted earnings per share of $0.06.

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
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2022 (as a percentage of total revenues):

Medicare—48.4%;

Medicaid—25.4%; and

Commercial insurance and other sources—8.8%.

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

2022—$33 and

2021—$69.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2022 were changed by 1%, our 2022 after-tax income from continuing operations would change by approximately $95. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

	2022	2021
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated amortization	(1,691)	(1,665)
Total	$1,201	$1,227

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare and pharmacy related services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 through March 31, 2021. A tail insurance policy has been purchased for claims occurring on or before March 31, 2021 which has a $750 per incident self-insured retention.  For claims occurring after March 31, 2021, claims made insurance policies have been purchased with $1,000 on individual malpractice claims for the contract years commencing April 1, 2021 through March 31, 2023.

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

2022—$111 and

2021—$37

The total increases for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2022—$454; and

2021—$211.

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
Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our Statement of Operations and Comprehensive Earnings and Loss. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our net deferred tax asset (liability) balance (net of valuation allowance) in our consolidated balance sheets as of June 30 for the following years was as follows:

2022—$(69); and

2021—$0.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2022—$7,919; and

2021—$6,700.

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

Our deferred tax assets were $7,919 at June 30, 2022, excluding the impact of valuation allowances. At June 30, 2022, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $7,919 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2022, we would incur approximately $0 of additional tax expense for 2022 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2022	2021
Net Revenues—Healthcare Services	$13,409	$13,613
Net Revenues—Pharmacy	27,935	27,072
Total Net Revenues	41,344	40,685
Costs and expenses	(46,684)	(38,814)
Operating profit (loss)	(5,340)	1,871
Federal stimulus - Pandemic relief funds	720	4,880
Forgiveness of PPP loans and accrued interest	3,010	264
Interest Expense	(15)	(28)
Gain on sale of assets	10	13
Earnings (loss) from continuing operations before income taxes	$(1,615)	$7,000

Healthcare Services segment:
Hospital and Extended Care and Rehabilitation Center Admissions	528	281

Hospital and Extended Care and Rehabilitation Center Patient Days	22,165	19,577

Results of Operations

Our net revenues are principally from our two business segments, Healthcare Services and Pharmacy. The Company’s net revenues by payor were as follows for the years ended June 30, 2022 and 2021:

	2022	2021
Medicare	$20,025	$18,194
Medicaid	10,493	10,522
Retail and Institutional Pharmacy	5,879	6,090
Managed Care & Other Insurance	3,642	5,094
Self-pay	1,199	510
Other	106	275
Total Net Revenues	$41,344	$40,685

Healthcare Services net revenues in the current year are composed of revenues from its hospital, clinics, extended care and rehabilitation center, and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues decreased $204, or 1.5% in the year ended June 30, 2022 compared to the year ended June 30, 2021. The decrease in net revenues for fiscal 2022 resulted from primarily from decreased extended care and rehabilitation center revenues due to unfavorable payer mix. Hospital days increased 42.9%, extended care and rehabilitation center patient days increased 7.4% and clinic visits increased 34.4% in the fiscal year ended June 30, 2022 compared to the prior year. Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $33 for the year ended June 30, 2022 and $69 for the year ended June 30, 2021.

Pharmacy Segment net revenues for the year ended June 30, 2022 of $27,935 increased 3.2% from the prior year. The increased net revenues resulted from increased demand compared to the COVID-19 pandemic period of the year ended June 20, 2021.  Total scripts filled increased 1.8% and Durable Medical Equipment (“DME”) sales orders increased 3.8% for the year ended June 30, 2022 from the prior year. Retail and Institutional Pharmacy revenues increased for the year ended June 30, 2022 from the prior year while, although DME sales orders increased, DME revenues decreased 1.5% due to the difficulty of purchasing certain higher margin DME products as a result of supply chain issues.

Costs and expenses, including depreciation and amortization, were $46,684 and $38,814 for the fiscal years ended June 30, 2022 and 2021, respectively. Costs and expenses as a percentage of net revenues were:

	2022	2021
Cost of goods sold	39.7%	38.4%
Salaries, wages and benefits	46.0%	33.9%
Supplies	3.1%	2.4%
Purchased services	8.6%	6.1%
Other operating expenses	10.5%	9.9%
Rent and lease expense	1.3%	1.4%
Depreciation and amortization expense	3.7%	3.4%

Cost of goods sold as a percent of net revenues increased 1.3% in the fiscal year ended June 30, 2022 compared to the prior fiscal year due to the higher cost of certain pharmaceuticals and DME products which resulted from supply chain issues. Salaries, wages and benefits expense as a percent of net revenues increased 12% this year compared to the prior fiscal year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic, including the use of contract labor, and recognition last year of $3,586 CARES Act Employer Retention Credits (“ERC”) which the company qualified for when the program was amended effective January 1, 2021. ERC were recognized as reductions of salaries, wages and benefits. Purchased services cost increased this year due to increased cost of fuel, outsourcing at our Healthcare Services facility of certain services (due to challenges in hiring labor locally) and increased costs of software support services. Other operating expenses increased 0.6% of net revenues due to increased professional liability and other insurance expenses.

Operating loss was $5,340 for the year ended June 30, 2022 compared to operating profit of $1,871 for the year ended June 30, 2021. The operating loss in the year ended June 30, 2022 compared to the prior fiscal year resulted from increased cost of certain Pharmacy segments products, increased salaries, wages and benefit, purchased services, supplies and other expense this year, and the non-recurrence of ERC of $3,586 in the current fiscal year.

Forgiveness of PPP loan and accrued interest

During the year ended June 30, 2022, $2,972 of our PPP loans and related $38 of accrued interest were forgiven by the SBA and recorded as income relating to the PPP loan forgiveness compared to $261 of PPP loans and $3 of accrued interest for the year ended June 20, 2021. As of June 30, 2022, all PPP loans were forgiven by the SBA.

Other Income - Federal stimulus – Pandemic relief funds

As part of CARES, two subsidiaries received total payments of $6,173 under the Provider Relief Fund (“PRF”). The Company recognized income when it was able to comply with the relevant conditions of the grants.  During the fiscal year ended June 30, 2022, $720 of these funds were recognized as Other Income for reimbursement of Lost Revenues and for COVID-19 related expenses compared to $4,880 for the fiscal year ended June 30, 2021.

Interest Expense-net

Interest expense, net was $15 and $28 for the years ended June 30, 2022 and 2021, respectively, and consisted primarily of interest accrued on PPP loans in those years.

Income Taxes

We recorded income tax expense of $107 ($60 federal and $47 state tax expense) for the year ended June 30, 2022 compared to an income tax expense of $63 ($63 state tax expense) for the year ended June 30, 2021.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in tax income in the Company’s tax returns in the quarter in which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at June 30, 2022 that all PPP Loan associated expenses will be deductible for income tax.

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

The principal negative evidence that led us to determine at June 30, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $21,653.

For Federal income tax purposes, at June 30, 2022, the Company had approximately $21,653 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2019 are no longer subject to potential federal and state income tax examination.

Discontinued Operations

Loss from discontinued operations net of income tax was $287 for the year ended June 30, 2022, and loss from discontinued operations net of income taxes were $47 for the year ended June 30, 2021. The results of all the businesses in discontinued operations are presented below:

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2022 and 2021.

Discontinued Operations—Summary Statement of Earnings Information

	2022	2021
Net Revenues:
Sold Hospitals	$24	$191
	$24	$191
Earnings (Loss) before Income Taxes:
Sold Hospitals	$(243)	$33
Life sciences and engineering	(44)	(80)
Earnings (loss) before income taxes	(287)	(47)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(287)	$(47)

Net Earnings (Loss) — Net loss for the year ended June 30, 2022 was $2,009 (or a loss of $0.29 per fully diluted share) compared to net earnings for the year ended June 30, 2021 of $6,890 ($0.99 per fully diluted share).

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $6,794 at June 30, 2022. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, nevertheless, we may seek to obtain financing for the liquidity needs or the Company or individual subsidiaries based on anticipated needs. However, currently, the Company believes, currently, that its ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

CARES Act Funds— The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief to health care providers under the CARES Act are grant of funds under PRF and forgivable loans under the PPP.  We have received a total of $9,407 under the CARES Act programs consisting of $6,173 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC amended our quarterly payroll tax filing. Through the date of this filing, we have received $1,803 of ERC for which we filed amended payroll tax returns.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our right to retain the CARES described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2022 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2022.

Payments due in:	Long-Term Debt	Interest on Long-Term Debt
1 year	$40	$3
2 years	14	0
3 years	0	0
4 years	0	0
5 years	0	0
More than 5 years	0	0
	$54	$3

Long-term Debt —At June 30, 2022, we had outstanding long-term debt of capital lease debt of $54.

At June 30, 2022, the Company has approximately $350 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital. The Company also expects to purchase approximately $1,100 of additional capitalizable DME by the Pharmacy segment (to be rented to customers) during fiscal 2023. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The Company anticipates funding such expenditures primarily from cash on hand. The Company has $3,586 receivable from the filing of ERC claimed in amended payroll tax returns of which we have collected $1,802. through the date of this filing. We expect to collect the remaining $1,839 receivable in the next 12 months. Other cash expenditures for the next 12 months currently are expected to be in-line with expenditures for the quarter ended June 30, 2022, subject to further operating and administrative cost increases, and other settlements of cost reports in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. The Small Business Administration which administers PPP loans has requested certain additional information with regards to one of the forgiven PPP loans which we are in the process of supplying. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the nine months ended June 30, 2022. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt,  the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 6, 9 and 13 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy whether, or the extent to  which, recent inflationary price trends in 2021 and 2022 are transitory or reflect the beginning of an inflationary cycle, which would likely have continuing negative effects on our liquidity and results of operations.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $141 and $182 to the law firm in the fiscal years ended June 30, 2022 and 2021, respectively. Included in the Company’s consolidated balance sheets at June 30, 2022 and 2021 is $15 and $21 of amounts payable to the law firm.

Inflation

During periods of inflation and labor shortages, employee salaries, wages and benefits increase and suppliers pass along rising costs to us in the form of higher prices for their supplies and services. We have limited ability to, and frequently are unable to, offset increases in operating costs by increasing prices for our services and products due to, among other things, our reliance on Medicare and Medicaid payments for a large proportion of our revenues or to implement sufficient cost control measures due to, among other things, our operations in a highly regulated industry. We are thus unable to predict our ability to control future cost increases or offset future cost increases by passing along the increased cost to customers.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

    Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure matters during the years ended June 30, 2022 and 2021.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2022, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

     Not applicable.

Item 9C.   Disclosure Regarding Foreign Jurisdictions the Prevent Inspections.

     Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

         Incorporated by reference to the Company’s Proxy Statement to be filed with the Security and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended June 30, 2022.

Item 11.   Executive Compensation.

         Incorporated by reference to the Company’s Proxy Statement to be filed with the Security and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended June 30, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the registrant’s definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of SunLink Health Systems, Inc. scheduled to be held on November 11, 2022.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from the Company’s Proxy Statement to be filed with the Security and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended June 30, 2022.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference from the Company’s Proxy Statement to be filed with the Security and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended June 30, 2022.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2022 and 2021.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2022 and 2021.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2022 and 2021.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2022 and 2021.

Notes to Consolidated Financial Statements—For the Years Ended June 30, 2022 and 2021.

(a) (2) Financial Statement Schedules

Report of Independent Auditor on Supplemental Information	At page 57 of this Report
Schedule II Valuation and Qualifying Accounts	At page 58 of this Report

The information required to be submitted in Schedules I, III, IV and V for SunLink Health Systems, Inc. and its consolidated subsidiaries has either been shown in the financial statements or notes or is not applicable or not required under Regulation S-X and, therefore, has been omitted.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2022 and 2021, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2022 and 2021 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

108	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2022 and 2021, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2022 and 2021 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.

108	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of ember, 2022.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2022
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 28, 2022
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 28, 2022
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 28, 2022
Gene E. Burleson

/s/ C. Michael Ford	Director	September 28, 2022
C. Michael Ford

/s/ Howard E. Turner	Director	September 28, 2022

  Howard E. Turner

Report of Independent Auditor on Supplemental Information

To the Board of Directors and Shareholders
SunLink Health Systems, Inc.

We have audited the consolidated financial statements of SunLink Health Systems, Inc. (the “Company”) as of
June 30, 2022 and 2021 and for each of the years in the two-year period ended June 30, 2022, and have issued our report, which expressed an unqualified opinion on those consolidated financial statements, thereon dated September 28, 2022. The supplemental information contained in Schedule II Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements as a whole. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2022

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2022	$6,700	$1,219	$0	$—	$7,919
Year Ended June 30, 2021	$8,389	$0	$0	$(1,689)	$6,700

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SunLink Health Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Company had $41.34 million in revenues for the year ended June 30, 2022. As disclosed in Notes 4 and 15 to the consolidated financial statements, the Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. Revenues are based upon billed amounts to patients and contractually agreed-upon amounts or rates with third-party payors, including governmental insurance plans and private insurers.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 27, 2022

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND 2021

(All Amounts in thousands)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,794	$9,962
Receivables	4,624	4,189
Inventory	1,748	1,890
Employee retention credits receivable	1,761	3,586
Prepaid expenses and other assets	1,888	2,314
Total current assets	16,815	21,941
PROPERTY, PLANT AND EQUIPMENT
Land	582	582
Buildings and improvements	7,381	6,361
Equipment and fixtures	15,957	13,937
	23,920	20,880
Less accumulated depreciation	15,703	14,326
Property, plant and equipment—net	8,217	6,554
NONCURRENT ASSETS:
Intangible assets—net	1,201	1,227
Right of use assets	1,187	1,251
Other noncurrent assets	523	591
Total noncurrent assets	2,911	3,069
TOTAL ASSETS	$27,943	$31,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,347	$1,096
Current maturities of long-term debt, net of debt issuance costs	40	3,009
Accrued payroll and related taxes	1,520	1,866
Accrued sales tax payable	2,600	1,966
Unearned CARES Act funds	519	437
Current operating lease liabilities	352	403
Other accrued expenses	1,313	888
Total current liabilities	7,691	9,665
LONG-TERM LIABILITIES:
Long-term debt	14	52
Noncurrent liability for professional liability risks	86	31
Long-term operating lease liabilities	857	875
Deferred Income Taxes	69	0
Other noncurrent liabilities	106	131
Total long-term liabilities	1,132	1,089
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 6,954 at June 30, 2022 and 6,924 shares at June 30, 2021	3,478	3,463
Additional paid-in capital	10,736	10,700
Retained earnings	4,800	6,809
Accumulated other comprehensive loss (earnings)	106	(162)
Total Shareholders’ Equity	19,120	20,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,943	$31,564

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2022 and 2021

(All amounts in thousands, except per share amounts)

	2022	2021
Net Revenues	$41,344	$40,685
Costs and expenses:
Cost of goods sold	16,416	15,614
Salaries, wages and benefits	19,006	13,797
Supplies	1,276	989
Purchased services	3,546	2,471
Other operating expenses	4,345	4,029
Rent and lease expense	552	553
Depreciation and amortization	1,543	1,361
Operating profit (loss)	(5,340)	1,871
Other income (expense):
Federal stimulus - Pandemic relief funds	720	4,880
Forgiveness of PPP loans and accrued interest	3,010	264
Interest income (expense), net	(15)	(28)
Gain on sale of assets—net	10	13
Earnings (loss) from continuing operations before income taxes	(1,615)	7,000
Income tax expense	107	63
Earnings (Loss) from continuing operations	(1,722)	6,937
Loss from discontinued operations, net of income taxes	(287)	(47)
Net earnings (loss)	(2,009)	6,890
Other comprehensive income (loss)	268	177
Comprehensive earnings (loss)	$(1,741)	$7,067
Earnings (loss) per share:
Continuing operations:
Basic	$(0.25)	$1.00
Diluted	$(0.25)	$0.99
Discontinued operations:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)
Net earnings (loss):
Basic	$(0.29)	$1.00
Diluted	$(0.29)	$0.99
Weighted-average common shares outstanding:
Basic	6,945	6,907
Diluted	6,945	6,989

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2020	6,899	$3,450	$10,713	$(81)	$(339)	$13,743
Net earnings	0	0	0	6,890	0	6,890
Minimum pension liability adjustment	0	0	0	0	177	177
Share options exercised	25	13	(13)	0	0	0
JUNE 30, 2021	6,924	3,463	10,700	6,809	(162)	20,810
Net loss	0	0	0	(2,009)	0	(2,009)
Minimum pension liability adjustment	0	0	0	0	268	268
Share options exercised	30	15	36	0	0	51
JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(All amounts in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(2,009)	$6,890
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,543	1,361
Forgiveness of PPP loans and accrued interest	(3,010)	(264)
Gain on disposal of property, plant and equipment	(10)	(13)
Change in assets and liabilities:
Receivables	(435)	126
Inventory	143	(24)
Employee retention credits receivable	1,825	(3,586)
Prepaids and other assets	565	12
Accounts payable and accrued expenses	668	403
Deferred relief funds	82	(4,095)
Accrued sales taxes	634	555
Net cash provided by (used in) operating activities	(4)	1,365
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from share option exercises	51	0
Proceeds from sale of property, plant & equipment	11	43
Expenditures for property, plant and equipment	(3,190)	(2,595)
Net cash used in investing activities	(3,128)	(2,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(36)	(35)
Net cash used in financing activities	(36)	(35)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,168)	(1,222)
CASH AND CASH EQUIVALENTS:
Beginning of year	9,962	11,184
End of year	$6,794	$9,962
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities
Right-of-use assets obtained for lease liabilities	$370	$1,179
Cash paid for (received from):
Income taxes	$141	$293
Interest	$5	$(1)

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(All dollar amounts in thousands, except per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two business segments:

Healthcare Services

The Healthcare Services business is composed of:

•

A subsidiary which owns and operates Trace Regional Medical Center (“Trace”) which is comprised of a 49 licensed-bed acute care hospital, located in Houston, Mississippi. Our Medical Center also includes an 18-bed geriatric psychiatry unit (“GPU”), and a 66-bed extended care and rehabilitation center. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (“SHST Technology”), which provides information technology (“IT”) to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy business, which is composed of four operational areas:

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have continued to monitor the impact on our operations of the COVID-19 pandemic and its aftermath and have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times have been unclear.

Nevertheless, as in many healthcare environments, we have experienced disruption of our operations, COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have negatively affected our last ten quarter’s results.

In late December 2020, we began receiving allotments of COVID-19 vaccine and have vaccinated patients, providers, employees, and staff in accordance with the protocols and guidelines in the states where we operate. Not all such individuals have been vaccinated to date and some individuals have not consented to vaccination. The Company and its subsidiaries are currently developing and will implement plans to vaccinate employees to the extent required by the final rules of CMS. The Company believes the vaccine mandates have resulted in the loss of staff, including clinical staff, and together with the current state of the labor market, have negatively affected the Company’s ability to maintain the current levels of service.

In our Healthcare Segment business, we have experienced material reductions in demand and net revenues due to the COVID-19 pandemic and its aftermath. There continues to be reduced current demand for certain hospital services and for extended care, rehabilitation center and nursing home admissions and clinic visits. The availability and cost of medical supplies have adversely affected our Healthcare businesses and we continue to monitor supplies and seek additional sources of many supply items. A reduction in the availability of qualified employees accompanied by an increase in the levels of salaries, wages and benefits have occurred, and, despite good faith efforts to do so, we have not yet been able to rehire or fully replace staff reductions which were previously furloughed, laid off or retired.

During the COVID-19 pandemic, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Many of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will have continuing to effects on the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic and its aftermath also has and continues to negatively affected our supply processes and costs generally.

Our Healthcare and Pharmacy segments have received approximately $6,173 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through June 30, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,652 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of June 30, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received $1,803 of ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

    PRF distributions are subject to Federal audits and Single Audits not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and regulations, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future.

The Company is unable to determine the extent to which the COVID-19 pandemic and its aftermath will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited.

The nature and extent of the continuing effect of the COVID-19 pandemic and its aftermath on our balance sheet and results of operations will depend on the severity and length of the pandemic or to evolving strains of COVID-19; any further government actions to address the pandemic's continuing effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF receipts, including our ability to retain such PRF received.

2. SUMMARY OF SIGNIFICAN ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of SunLink and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Management Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including accounts receivable and intangible assets, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

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

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2022, there were no material claims or disputes with third-party payors.

Concentrations of Credit Risk —SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and

Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 57% and 52% of net revenues for the years ended June 30, 2022 and 2021, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 32% and 31% net revenues for the years ended June 30, 2022 and 2021, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 30% and 21% of the Pharmacy segment’s receivables at June 30, 2022 and 2021, respectively, while Medicaid receivables were approximately 17% and 24% of the Pharmacy segment receivable at June 30, 2022 and 2021, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash deposited with commercial banks at June 30, 2022 was $6,794, of which approximately $5,995 totaled amounts greater than the federally insured limits. At June 30, 2022, the Company’s cash equivalents included $3,338 of overnight repurchase agreements.  The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 102% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates, but does not completely eliminate, any significant risk to the credit rating or interest rate risk of the agreements.

Inventory —Inventory consists of medical and pharmacy supplies. Medical supplies are valued at the lower of cost or net realizable value, using the first-in, first-out method. Pharmacy supplies are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

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

Government Grant Accounting—As a result of the COVID-19 pandemic, SunLink subsidiaries have received grants from the U.S. government under the CARES Act as targeted Provider Relief Funds. We recognize the grants, based on the amounts of COVID-19 related costs and Lost Revenues (as defined) on a systematic and rational basis in the Consolidated Statement of Operations into other income once there is reasonable assurance that we can comply with the relevant conditions of the specific grant and the grant has been or will be received. The amount of the grant recognized into other income at any point in time is based on the terms of the grant received. Any unearned portions of the grants are deferred and shown as a current liability on our balance sheet.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to capital leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,517 and $1,334 for the years ended June 30, 2022 and 2021, respectively.

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

   Share-Based Compensation —The Company has issued common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $0  for the fiscal years ended June 30, 2022 and 2021, respectively, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of the segment when this segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2022 and 2021.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2022	2021
Net Revenues:
Sold Hospitals	$24	$191
	$24	$191

Earnings (Loss) before Income Taxes:
Sold Hospitals	$(243)	$33
Life sciences and engineering	(44)	(80)
Earnings (loss) before income taxes	(287)	(47)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(287)	$(47)

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by reportable operating segments and payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to segment revenue is disclosed in Note 15. Financial Information by Segment.

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

The Company’s revenues by payor were as follows for the years ended June 30, 2022 and 2021:

	2022	2021
Medicare	$20,025	$18,194
Medicaid	10,493	10,522
Retail and Institutional Pharmacy	5,879	6,090
Managed Care & Other Insurance	3,642	5,094
Self-pay	1,199	510
Other	106	275
Total Net Revenues	$41,344	$40,685

Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $33 for the year ended June 30, 2022 and net revenues of $69 for the year ended June 30, 2021.

5. INVENTORY

Inventory consisted of the following:

	June 30,
	2022	2021
Healthcare Services segment, supplies inventory	$140	$200
Pharmacy segment, goods held for sale	1,608	1,690
	$1,748	$1,890

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

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Lease Cost	June 30, 2022	June 30, 2021
Operating lease cost:
Operating lease cost	$468	$514
Short-term rent expense	82	37
Variable lease cost	2	2
Total operating lease cost	$552	$553

Finance lease cost:
Amortization right-of-use assets	$36	$36
Interest on finance lease liabilities	5	7
Total finance lease cost	$41	$43

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
	Balance Sheet Classifications	June 30, 2022	June 30, 2021
Operating Leases:
Operating Lease ROU Assets	ROU Assets	$1,187	$1,251

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	101	72
Current finance lease liabilities	Current maturities of long-term debt	40	37
Long-term finance lease liabilities	Long-term debt	14	52

Supplemental cash flow and other information related to leases as of and for the years ended June 30, 2022 and 2021 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Other information	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$471	$511
Operating cash flows from finance leases	5	7
Financing cash flow from finance leases	36	34
Right-of-use assets obtained in exchange for new finance lease liabilities	0	0
Right-of-use assets obtained in exchange for new operating lease liabilities	370	1,179
Weighted-average remaining lease term:
Operating leases	3.51	4.07
Finance leases	1.41	2.41
Weighted-average discount rate:
Operating leases	1.03%	1.53%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of June 30, 2022 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$361	$42
2 years	352	15
3 years	330	0
4 years	174	0
5 years	11	0
Over 5 years	0	0
Total minimum future payments	1,228	57
Less: Imputed interest	(19)	(3)
Total liabilities	1,209	54
Less: Current portion	(352)	(40)
Long-term liabilities	$857	$14

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

8. INTANGIBLE ASSETS

SunLink’s Pharmacy segment has intangible assets related to its Carmichael acquisition, which consists of:

Intangible assets:
	June 30,
	2022	2021
Pharmacy segment
Trade Name	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,691)	(1,665)
Total	$1,201	$1,227

Impairment testing —During the fourth quarters of fiscal 2022 and 2021, we completed our annual impairment test of certain intangible assets, and no impairment was indicated.

The Trade Name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer Relationships intangible asset is being amortized over 12 years and Medicare License intangible asset is being amortized over 15 years. Amortization expense was $ 26 and $27 for the fiscal years ended June 30, 2022 and 2021, respectively.

Annual amortization of amortizing intangibles for the next five years is as follows:

2023	$21
2024	0
2025	0
2026	0
2027 and thereafter	0
Total	$21

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2022	2021
Capital lease obligations	54	$89
CARES Act Paycheck Protection Plan Loans	0	2,972
Total	54	3,061
Less current maturities	(40)	(3,009)
	$14	$52

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of June 30, 2022, all our PPP loans were forgiven by the SBA. During the last quarter of our fiscal year  ended June 30, 2021, $264 of our PPP loans and related accrued interest were forgiven by the SBA and $264 was recorded as income. In the fiscal year ended June 30, 2022, the remaining outstanding $2,972 of PPP loans and $38 of related accrued interest was forgiven by the SBA. The SBA has requested certain information with regards to one of the forgiven PPP loans which we are in the process of supplying.

Debt Commitments —Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table. The PPP loans of $2,972 included in debt below were forgiven by the SBA in July and August 2021 under the terms of the loan program. The interest rate on variable interest debt is calculated at the interest rate at June 30, 2021.

	Debt	Interest
2023	$40	$3
2024	14	0
2025	0	0
2026	0	0
2027	0	0
2028 and after	0	0
Total	$54	$3

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021.  No options were granted during the fiscal years ended June 30, 2022 and 2021, respectively. Options for 30,000 shares and 70,000 shares were exercised during the fiscal year ended June 30, 2022 and 2021, respectively. Options outstanding under the plan were 200,000 shares at June 30, 2022.

The 2005 Equity Incentive Plan approved by SunLink’s shareholders on November 7, 2005 permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under its 2001 Plans, which were 30,675. As of June 30, 2022, no options have been exercised under this

Plan. No option shares were granted during the fiscal years ended June 30, 2022 and 2021, respectively. Options outstanding under this Plan were 180,000 at June 30, 2022 and 2021, respectively. No additional awards may be granted under this plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2020	480,000	$1.35	$1.79 - $2.09
Granted	0	NA	NA
Exercised	(70,000)	1.39	$0.71-$1.79
Options outstanding June 30, 2021	410,000	$1.34	$0.71-$1.79
Granted	0	NA	NA
Exercised	(30,000)	1.67	$1.67
Options outstanding June 30, 2022	380,000	$1.31	$0.71 - $1.79
Options exercisable June 30, 2021	410,000	$1.34	$0.71 - $1.79
Options exercisable June 30, 2022	380,000	$1.31	$0.71 - $1.79

For the fiscal years ended June 30, 2022 and 2021 , the Company recognized no compensation expense for share options issued. As of June 30, 2022 and 2021, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2022 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	12,000	1.21	12,000
$1.21	48,000	4.21	48,000
$1.22	170,000	0.18	170,000
$1.38	40,000	7.20	40,000
$1.49	90,000	2.18	90,000
$1.79	20,000	3.20	20,000
	380,000	2.09	380,000

  Options for 30,000 shares were exercised during the year ended June 30, 2022. Options for 70,000 shares were exercised during the year ended June 30, 2021. As of June 30, 2022 and 2021, the aggregate intrinsic value of options outstanding and options exercisable were $3 and $$594, respectively.

Accumulated Other Comprehensive Loss —Information with respect to the balances of each classification within accumulated other comprehensive loss is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
June 30, 2020	$(339)	$(339)
Current period change	177	177
June 30, 2021	$(162)	$(162)
Current period change	268	268
June 30, 2022	$106	$106

11. INCOME TAXES

The provision for income taxes on continuing operations are as follows:

	2022	2021
Current	$38	$63
Deferred	69	0
Total income tax expense	$107	$63

Net deferred income tax assets (liabilities) recorded in the consolidated balance sheets are as follows:

	June 30,
	2022	2021
Net operating loss carryforward	$7,275	$5,856
Depreciation expense	(122)	(98)
Allowances for receivables	255	117
Accrued liabilities	237	268
Intangible assets	(35)	263
Pension liabilities	32	113
PRF received	126	0
ROU liabilities	291	0
ROU assets	(292)	0
Other	83	181
	7,850	6,700
Less valuation allowance	(7,919)	(6,700)
Net deferred income tax liabilities	$(69)	$0

The differences between income taxes on continuing operations at the Federal statutory rate and the effective tax rate were as follows:

	2022	2021
Income tax expense (benefit) at Federal statutory rate	$(339)	$1,470
Changes in valuation allowance—continuing operations	968	(1,076)
U.S. state income taxes, net of federal benefit	48	188
Prior year true-ups associated with CARES Act receipts	0	(587)
Permanent differences relating to CARES Act receipts	0	(56)
Permanent differences relating to PPP loan forgiveness	(632)	0
Deferred tax rate changes	0	77
Other	62	47
Total income tax expense (benefit)—continuing operations	$107	$63

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in tax income in the Company’s tax returns in the quarter in which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds.  It is the Company’s assumption at June 30, 2022 that all PPP Loan associated expenses will be deductible for income tax.

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

At June 30, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,919 against the deferred tax asset so that there is no net long-term deferred income tax asset at June 20, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 was established during the year ended June 30, 2022 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at June 30, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $21,653.

For Federal income tax purposes, at June 30, 2022, the Company had approximately $21,653 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2019 are no longer subject to potential federal and state income tax examination.

12. EMPLOYEE BENEFITS

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2022 and 2021, respectively. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2022 and 2021.

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

At June 30, 2022, the plan’s assets were invested 47% in cash and short-term investments, 39% in equity investments and 14% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as benefits are paid and participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $44, $51, $149, $57, and $64 in pension benefits in the years ending June 30, 2023 through 2027, respectively. The plan expects to pay $358 in pension benefits for the years June 30, 2028 through 2032 in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made contributions of $100 to the plan during each of the years ended June 30, 2022 and 2021, respectively, and plans to make a contribution of $100 to the plan for the year ended June 30, 2023 .

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
Service cost	$0	$0
Interest cost	42	40
Expected return on assets	(44)	(38)
Amortization of prior service cost	46	78
Settlement cost	0	0
Net pension expense	$44	$80
Weighted-average assumptions:
Discount rate	2.80%	2.60%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,535	$1,574
Interest cost	42	40
Actuarial (gain) loss	(378)	(51)
Benefits paid	(27)	(28)
Benefit obligation end of year	$1,172	$1,535
Change in Fair Value of Plan Assets:
Beginning fair value	$1,080	$923
Actual return (loss) on plan assets	(112)	85
Employer contribution	100	100
Benefits paid	(27)	(28)
Plan assets at end of year	$1,041	$1,080
Funded status of the plans	(131)	(455)
Unrecognized actuarial loss	24	293
Accrued benefit cost	$(107)	$(162)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	(107)	(162)
Accumulated other comprehensive loss*	24	293
Net amount recognized	$(131)	$(455)

*	Accumulated other comprehensive loss represents minimum pension liability adjustments.

13. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from sales taxes on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No sales taxes are included in the related reimbursement received from sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations. Refunds have been received from two taxing authorities in the amounts claimed in all such amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the year ended June 30, 2020 in the amount of $359. The Company’s position with certain other local taxing authorities is still uncertain and has not yet been determined probable of collection; therefore, the Company has continued to accrue the amounts for sales tax estimates that it believes would be payable if its amended returns and continuing position are challenged and the Company does not prevail. The sales tax accrued at June 30, 2022 was $2,600 compared to $1,966 at June 30, 2021.

14. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $141 and $182 to the law firm in the fiscal years ended June 30, 2022 and 2021, respectively. Included in the Company’s consolidated balance sheets at June 30, 2022 and 2021 is $15 and $21 of amounts payable to the law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss).  Segment information for the fiscal years ended June 30, 2022 and 2021 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2022
Net Revenues from external customers	$13,409	$27,935	$0	$41,344
Operating profit (loss)	(3,290)	(450)	(1,600)	(5,340)
Depreciation and amortization	458	1,080	5	1,543
Assets	12,377	8,127	7,439	27,943
Expenditures for property, plant and equipment	1,984	1,206	0	3,190
2021
Net Revenues from external customers	$13,613	$27,072	$0	$40,685
Operating profit (loss)	1,938	1,803	(1,870)	1,871
Depreciation and amortization	333	1,026	2	1,361
Assets	10,655	9,978	10,931	31,564
Expenditures for property, plant and equipment	1,346	1,249	0	2,595

16. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2022 and 2021 is as follows:

	2022		2021
	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$(1,722)		$6,937
Basic:
Weighted-average shares outstanding	6,945	$(0.25)	6,907	$1.00
Diluted:
Weighted-average shares outstanding	6,945	$(0.25)	6,989	$0.99
Earnings (loss) from discontinued operations	$(287)		$(47)
Basic:
Weighted-average shares outstanding	6,945	$(0.04)	6,907	$(0.01)
Diluted:
Weighted-average shares outstanding	6,945	$(0.04)	6,989	$(0.01)
Net earnings (loss)	$(2,009)		$6,890
Basic:
Weighted-average shares outstanding	6,945	$(0.29)	6,907	$1.00
Diluted:
Weighted-average shares outstanding	6,945	$(0.29)	6,989	$0.99
Weighted-average number of shares outstanding—basic	6,945		6,907
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		82
Weighted-average number of shares outstanding—diluted	6,945		6,989

Share options of  92 for the year ended June 30, 2022 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

17. Commitments for capital expenditures

At June 30, 2022, the Company has approximately $350 of commitments for future capital expenditures for our Trace hospital under its Trace Forward Capital Plan which was announced in March 2021. This Plan expands, upgrades and improves the physical plant, patient care, ancillary services and support areas of the Trace hospital.