Form 10-Q
period 2022-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2022-11-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

 The number of Common Shares, without par value, outstanding as of November 14, 2022 was 7,031,603 .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2022	June 30,
	(unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,951	$6,794
Receivables - net	4,686	4,624
Inventory	1,842	1,748
Employee retention credits receivable	1,761	1,761
Prepaid expense and other assets	2,166	1,888
Total current assets	15,406	16,815
Property, plant and equipment, at cost	23,859	23,920
Less accumulated depreciation	15,377	15,703
Property, plant and equipment - net	8,482	8,217
Noncurrent Assets:
Intangible assets - net	1,195	1,201
Right of use assets	1,113	1,187
Other noncurrent assets	630	523
Total noncurrent assets	2,938	2,911
TOTAL ASSETS	$26,826	$27,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,831	$1,347
Current maturities of long-term debt	41	40
Accrued payroll and related taxes	1,344	1,520
Accrued sales tax	2,777	2,600
Unearned CARES Act Funds	469	519
Current operating lease liabilities	354	352
Other accrued expenses	1,347	1,313
Total current liabilities	8,163	7,691
Long-Term Liabilities
Long-term debt	3	14
Noncurrent liability for professional liability risks	87	86
Long-term operating lease liabilities	780	857
Deferred income taxes	69	69
Other noncurrent liabilities	114	106
Total long-term liabilities	1,053	1,132
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,032 shares at September 30, 2022 and 6,954 at June 30, 2022	3,516	3,478
Additional paid-in capital	10,746	10,736
Retained earnings	3,242	4,800
Accumulated other comprehensive loss	106	106
Total Shareholders’ Equity	17,610	19,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,826	$27,943

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net revenues	$11,037	$10,525
Costs and Expenses
Cost of goods sold	4,369	4,073
Salaries, wages and benefits	5,330	4,698
Supplies	337	300
Purchased services	1,035	862
Other operating expenses	1,093	1,082
Rent and lease expense	118	170
Depreciation and amortization	368	333
Operating Loss	(1,613)	(993)
Other Income (Expense):
Gains on sale of assets	12	5
Forgiveness of PPP loans and accrued interest	0	3,010
Federal stimulus - Provider relief funds	61	0
Interest income (expense), net	(4)	(14)
Earnings (Loss) from Continuing Operations before income taxes	(1,544)	2,008
Income Tax Expense (Benefit)	0	2
Earnings (Loss) from Continuing Operations	(1,544)	2,006
Loss from Discontinued Operations, net of tax	(14)	(67)
Net Earnings (Loss)	(1,558)	1,939
Other comprehensive income	0	0
Comprehensive Earnings (Loss)	$(1,558)	$1,939
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.22)	$0.29
Diluted	$(0.22)	$0.28
Discontinued Operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Net Earnings (Loss):
Basic	$(0.22)	$0.28
Diluted	$(0.22)	$0.27
Weighted-Average Common Shares Outstanding:
Basic	6,983	6,924
Diluted	6,983	7,095

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10			48
Net loss				(1,558)		(1,558)
SEPTEMBER 30, 2022	7,032	$3,516	$10,746	$3,242	106	$17,610

JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net earnings				1,939		1,939
SEPTEMBER 30, 2021	6,924	$3,463	$10,700	$8,748	$(162)	$22,749

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$(1,271)	$(334)
Cash Flows Used in Investing Activities:
Expenditures for property, plant and equipment	(624)	(692)
Proceeds from share option exercises	49	0
Proceeds from sale of other assets	13	5
Net Cash Used in Investing Activities	(562)	(687)
Cash Flows Used in Financing Activities:
Payments on long-term debt	(10)	(8)
Net Cash Used in Financing Activities	(10)	(8)
Net Decrease in Cash and Cash Equivalents	(1,843)	(1,029)
Cash and Cash Equivalents Beginning of Period	6,794	9,962
Cash and Cash Equivalents End of Period	$4,951	$8,933
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$4	$(1)
Income taxes	$0	$(293)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$7	$35

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2022

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2022 and for the three month periods ended September 30, 2022 and 2021 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2022 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 28, 2022. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Business Operations

Healthcare Services

The Health Services segment includes the following:

•

A subsidiary which owns and operates Trace Regional Medical Center (“Trace”) which is composed of an 49 licensed-bed acute care hospital, located in Houston, Mississippi. Our Medical Center includes an 26-bed geriatric psychology unit (“GPU”) and an attached 66-bed extended care and rehabilitation center. This facility focuses primarily on senior healthcare services.

•	A subsidiary, SunLink Health Systems Technology (“SHS Technology”), which provides information technology (“IT”) services to outside customers and to SunLink subsidiaries.
•	A subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi, and
•	A subsidiary which owns approximately 25 acres of unimproved land in Ellijay, Georgia.

Pharmacy

The Pharmacy segment is composed of three operational areas:

•

Retail pharmacy products and services, consisting of retail pharmacy sales conducted in rural markets at two locations in Louisiana. This also includes non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings, including private residences in Louisiana;

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have continued to monitor the impact on our operations of the COVID-19 pandemic and its aftermath and have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with, among other things, our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to changes and at times have been unclear. Nevertheless, as in many healthcare environments, we have experienced disruption of our operations, COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have negatively affected our last eleven quarter’s results.

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

During the COVID-19 pandemic and its aftermath, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Many of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will have continuing to effects on the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic and its aftermath also has and continues to have negatively affected our supply processes and costs generally.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through September 30, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,715 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of September 30, 2022, all our PPP loans have been forgiven.

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

    PRF distributions are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and regulations, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report  for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

The Company is unable to determine the extent to which the COVID-19 pandemic and its aftermath will continue to affect its assets and operations. Our ability to make estimates of the effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the continuing effect of the COVID-19 pandemic and its aftermath on our balance sheet and results of operations will depend on the severity and length of the pandemic or to evolving strains of COVID-19; any further government actions to address the pandemic's continuing effect; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF, including our ability to retain such PRF received.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2022 and 2021, respectively.

The components of pension expense for the three months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended
	September 30,
	2022	2021
Interest Cost	$13	$11
Expected return on assets	(11)	(11)
Amortization of prior service cost	0	11
Net pension expense	$2	$11

SunLink contributed $22  to the plan in the three months ended September 30, 2022 and expects to contribute an additional $66 during the last nine months of the fiscal year ending June 30, 2023.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended September 30, 2022 and 2021, the Company recognized  no  stock-based compensation for options issued to employees and directors of the Company. There were 77,452 shares issued as a result of options exercised during the three months ended September 30, 2022.

Note 5. – Revenue

Revenues by payor were as follows for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Medicare	$5,013	$5,055
Medicaid	2,856	2,368
Retail and Institutional Pharmacy	1,499	1,567
Managed Care & Other Insurance	1,385	1,320
Self-pay	259	184
Other	25	31
Total Net Revenues	$11,037	$10,525

No settlements of prior year Medicare and Medicaid cost reports were recorded in the three months ended September 30, 2022 and 2021, respectively.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	September 30, 2022	June 30, 2022
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,697)	(1,691)
Net Intangibles	$1,195	$1,201

Amortization expense was $6 and $7 for the three months ended September 30, 2022 and 2021, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2022	June 30, 2022
Capital Lease	$44	$54
Less current maturities	(41)	(40)
Long-term Debt	$3	$14

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of June 30, 2022, all our PPP loans have been forgiven by the SBA. During the quarter ended September 30, 2021, $2,972 of our PPP loans and $ 38 of related accrued interest were forgiven by the SBA and $3,010 was recorded as other income.

Note 8. – Income Taxes

No income tax expense and income tax expense of $2  (all state taxes) was recorded for continuing operations for the three months ended September 30, 2022 and 2021, respectively.

Of the CARES Act provisions, the currently most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the September 30, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at September 30, 2022 that all PPP loan associated expenses will be deductible for income tax.

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

At September 30, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,278 against the deferred tax asset so that there is no net long-term deferred income tax asset at September 30, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 is recorded September 30, 2022 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at September 30, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare in which our Healthcare Services operates, and we have recognized none of our federal income tax net operating loss carry-forward of approximately $23,143.

For federal income tax purposes, at September 30, 2022, the Company had approximately $23,143 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended
Lease Cost	September 30, 2022	September 30, 2021
Operating lease cost:
Operating lease cost	$90	$125
Short-term rent expense	27	44
Variable lease cost	1	1
Total operating lease cost	$118	$170

Finance lease cost:
Amortization right-of-use assets	$9	$9
Interest on finance lease liabilities	1	1
Total finance lease cost	$10	$10

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		September 30	June 30,
		2022	2022
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$1,113	$1,187

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	108	101
Current finance lease liabilities	Current maturities of long-term debt	41	40
Long-term finance lease liabilities	Long-term debt	3	14

Supplemental cash flow and other information related to leases as of and for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended
Other information	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91	$126
Operating cash flows from finance leases	1	1
Financing cash flow from finance leases	10	9
Right-of-use assets obtained in exchange for new operating lease liabilities	7	35
Weighted-average remaining lease term:
Operating leases	1.16 years	2.16 years
Finance leases	3.27 years	3.95 years
Weighted-average discount rate:
Operating leases	1.01%	1.35%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of September 30, 2022 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$359	$42
2 years	351	3
3 years	327	0
4 years	124	0
5 years	11	0
Over 5 years	0	0
Total minimum future payments	1,172	45
Less: Imputed interest	(38)	(1)
Total liabilities	1,134	44
Less: Current portion	(354)	(41)
Long-term liabilities	$780	$3

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position to claim exemption from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received with respect to sales of such products and services from the government payers’ insurance programs. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns. Accordingly, amounts claimed and received from these two taxing authorities were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. Refunds from two different taxing authorities totaling approximately $1,500 are under audit. The Company’s position with respect to such refunds claimed from the two other local taxing authorities is still uncertain as these claims are under audit by such local taxing authorities and such claims have not yet been determined probable of collection; therefore, no amount has been recorded as a receivable or in income by the Company at September 30, 2022 in respect of such other local taxing authorities. In addition, the Company has continued to accrue the amounts for sales tax estimates from these two other taxing authorities in amounts it believes would be payable if its amended returns and continuing position is challenged and the Company does not prevail. The unpaid sales tax accrued as a liability at September 30, 2022 was $2,777 compared to $2,600 at June 30, 2022.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding leases, see Note 9) in continuing operations at September 30, 2022 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$41	$1
2 years	3	0
3 years	0	0
4 years	0	0
5 years	0	0
	$44	$1

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $55 and $50 for legal services to this law firm in the three months ended September 30, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2022 and June 30, 2022 is $50 and $15, respectively, of amounts payable to this law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of September 30, 2022 and 2021 and for the three months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended September 30, 2022
Net revenues from external customers	$3,784	$7,253	$0	$11,037
Operating loss	(1,034)	(219)	(360)	(1,613)
Depreciation and amortization	120	247	1	368
Assets	12,885	8,250	5,691	26,826
Expenditures for property, plant and equipment	354	269	1	624
As of and for the three months ended September 30, 2021
Net revenues from external customers	$3,498	$7,027	$0	$10,525
Operating profit (loss)	(587)	12	(418)	(993)
Depreciation and amortization	98	235	0	333
Assets	13,549	10,030	9,789	33,368
Expenditures for property, plant and equipment	373	318	1	692

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue its business strategy of improving its operations and services and achieving and maintaining profitability in its existing businesses, subject to available capital and other resources, the Company also intends to pursue growth by selective healthcare and pharmacy acquisitions. We believe; however, the COVID-19 pandemic and its aftermath has resulted in substantial additional uncertainties and risks in our businesses which are not subject to reliable estimation at this time, particularly because the COVID-19 is novel in nature, uncertain in duration, and materially affected by government actions related to the pandemic and its aftermath. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume the pursuit of our normal business strategy, including growth initiatives, has been challenging and will depend on the effect of, among other things, the nature, extent and timing of the existing effects of COVID-19 pandemic, the end thereof, potential new COVID-19 or other pandemics, and government actions in response thereto.

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We have continued to monitor the impact on our operations of the COVID-19 pandemic and its aftermath and have taken significant steps intended to minimize the risk to our employees and patients. Certain employees have been working remotely, but we believe these remote work arrangements have not materially affected our ability to maintain critical business operations, which are being conducted substantially in accordance with our understanding of applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, although such protocols and guidance have been subject to frequent changes and at times have been unclear. Nevertheless, as in many healthcare environments, we have experienced disruption of our operations, COVID-19 illness, including deaths, and some employees have tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have negatively affected our last eleven quarter’s results.

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

During the COVID-19 pandemic and aftermath, our Pharmacy business has experienced reduced sales trends in certain areas, increased costs and reduced staff. Many of our primary physician referral sources have been operating at reduced capacity, and until these referral sources resume operating at full capacity, we believe the COVID-19 pandemic will have continuing to effects on the demand for DME products and Retail and Institutional Pharmacy drugs and products. Reductions in employee hours have been made in response to the lower demand. Extended care facilities and rehabilitation centers, nursing homes and other customers of our Institutional Pharmacy services continue to be adversely affected by the COVID-19 pandemic. Our Institutional Pharmacy services have experienced increased costs and operational inefficiencies due to measures taken to protect our employees and by access controls and other restrictions implemented by our institutional customers. The impact of the COVID-19 pandemic and its aftermath also has and continues to negatively affected our supply processes and costs generally.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through September 30, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,715 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of September 30, 2022, all our PPP loans have been forgiven.

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

    PRF distributions are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of the PRF and developing interpretations and enforcement of PRF rules and regulations, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will be able to do so, our ability to retain some or all of the PRF received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report  for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

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

Our critical accounting estimates are more fully described in our 2022 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes. There have been no material changes in our critical accounting estimates for the periods presented other than amounts readily computable from the financial statements included in this form 10-Q.

Financial Summary

The Company’s operations for the three months ended September 30, 2022 continued to be impacted by the effects of the COVID-19 pandemic, including among other factors, difficulty hiring qualified employees, rising labor costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended
	September 30,
	2022	2021	% Change
Net Revenues - Healthcare Services	$3,784	$3,498	8.2%
Net Revenues – Pharmacy	7,253	7,027	3.2%
Total Net Revenues	11,037	10,525	4.9%
Costs and expenses	(12,650)	(11,518)	9.8%
Operating loss	(1,613)	(993)	62.4%
Interest income (expense) – net	(4)	(14)	(71.4)%
Federal stimulus - Provider relief funds	61	0	NA
Forgiveness of PPP loans and accrued interest	0	3,010	NA
Gain on sale of assets	12	5	140.0%
Earnings (loss) from continuing operations before income taxes	$(1,544)	$2,008	NA

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s revenues by payor were as follows for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Medicare	$5,013	$5,055
Medicaid	2,856	2,368
Retail and Institutional Pharmacy	1,499	1,567
Managed Care & Other Insurance	1,385	1,320
Self-pay	259	184
Other	25	31
Total Net Revenues	$11,037	$10,525

The Healthcare Services segment in the current year is composed of one hospital, one extended care and rehabilitation center and four clinics, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries and two subsidiaries holding undeveloped real estate. Healthcare Services net revenues increased $286, or 8%, for the three months period ended September 30, 2022 compared to the prior year period. Increased revenues from increased hospital and extended care patient days and increased clinic visit resulted in the net revenue increase this year.

Pharmacy segment net revenues for the three months period ended September 30, 2022 increased $226, or 3.2% from the three months period ended September 30, 2021. Institutional pharmacy sales increased 10.7% for the three month period ended September 30, 2022 from the prior year period due to a 4.3% increase in per script net revenues and 8.4% increase in scripts filled. Retail pharmacy sales increased 6.2%  for the three month period ended September 30, 2022 from the prior year period due to a 12.8% increase in revenue per script filled. Durable Medical Equipment (“DME”) sales decreased 6.5% for the three month period ended September 30, 2022 from the prior year period primarily due to lower sales orders filled, despite a 1.9% increase in revenue  per DME orders filled.

Costs and expenses, including depreciation and amortization, were $12,650 and $11,518 for the three months ended September 30, 2022 and 2021, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2022	2021
Cost of goods sold	39.6%	38.7%
Salaries, wages and benefits	48.3%	44.6%
Supplies	3.1%	2.9%
Purchased services	9.4%	8.2%
Other operating expenses	9.9%	10.3%
Rent and lease expense	1.1%	1.6%
Depreciation and amortization expense	3.3%	3.2%

Cost of goods sold as a percent of net revenues increased  0.9% in the three months ended September 30, 2022 compared to the prior fiscal year due to the higher cost of certain pharmaceuticals and DME products which resulted from supply chain issues. Salaries, wages and benefits expense as a percent of net revenues increased 3.7% this year compared to the prior fiscal quarter due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic, including the use of contract labor. Purchased services cost increased this year due to increased cost of fuel, outsourcing at our Healthcare Services facility of certain services (due to challenges in hiring labor locally) and increased costs of software support services. Other operating expenses decreased 0.4% of net revenues due to decreased professional liability insurance expense. Depreciation expense also increased as a percentage of net revenue this year due to the $3,190 of capital expenditures last fiscal year.

Operating Loss

The Company reported an operating loss of $1,613 for the three months period ended September 30, 2022 compared to an operating loss of $993 for the three month period ended September 30, 2022. Such operating loss for the three month periods ended September 30, 2022 was primarily a result of higher operating costs not covered by the increased revenues.

Forgiveness of PPP loans and accrued interest

              During the three months ended September 30, 2021, $2,972 of our PPP loans and related $38  of accrued interest were forgiven by the SBA and $3,010 was recorded as income relating to PPP loan.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES Act, two subsidiaries have received PRF payments. The Company recognized $61 and $0 during the three months ended September 30, 2022 and 2021, respectively.

Income Taxes

No income tax expense and income tax expense of $2  (all state taxes) was recorded for continuing operations for the three months ended September 30, 2022 and 2021, respectively.

Of the CARES Act provisions, the currently most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the September 30, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at September 30, 2022 that all PPP loan associated expenses will be deductible for income tax.

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

The principal negative evidence that led us to determine at September 30, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuation allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and have recognized none of our federal income tax net operating loss carry-forward of approximately $23,143.

For federal income tax purposes, at September 30, 2022, the Company had approximately $23,143 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2023 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $1,544 for the three months ended September 30, 2022 as compared to income from continuing operations after income tax of $2,006 for the three months ended September 30, 2021. The loss from continuing operations this year compared to the prior year income from continuing operations was due to the non-reoccurrence of the PPP loan forgiveness this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $14 for the three month period ended September 30, 2022 compared to a loss from discontinued operations after income taxes of $67 for the three months period ended September 30, 2021.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2022 and 2021, respectively.

Net Earnings (Loss)

Net loss for the three months period ended September 30, 2021 was $1,558 (a loss of $0.22 per fully diluted share) as compared to net income of $1,939 ($0.27 per fully diluted share) for the three months period ended September 30, 2021.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $4,951 at September 30, 2022. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief provided to health care providers under the CARES Act are grants under PRF and forgivable loans under PPP. We have received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings. Through the date of this filing, we have received $1,803 of ERC for which we filed amended payroll tax returns.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2022 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$41	$359	$1
2 years	3	351	0
3 years	0	327	0
4 years	0	124	0
5 years	0	11	0
Over 5 years	0	0	0
	$44	$1,172	$1

As of September 30, 2022, we had outstanding debt of $44 of capital lease debt.

         The Company expects to purchase approximately $1,000 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Healthcare Services and Pharmacy segments will be needed during the next twelve months although there is no estimate of those expenditures. The Company anticipates funding such expenditures primarily from cash on hand. The Company has filed for $3,586 of ERC through filing amended payroll tax returns of which we have collected $1,803 through the date of this filing. We expect to collect the remaining $1,783 receivable in the next 12 months. Other cash expenditures for the next 12 months currently are expected to be in-line with expenditures for the quarter ended September 30, 2022, subject to further operating and administrative cost increases, and other settlements of cost reports in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the three months ended September 30, 2022. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges in 2021 and 2022 will mitigate.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $55 and $50 for legal services to this law firm in the three months ended September 30, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at September 30 , 2022 and June 30, 2022 is $50 and $15, respectively, of amounts payable to this law firm.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be effected in the case of other pandemics or an intensified COVID-19 pandemic.

PART II. OTHER INFORMATION

Items required under Part II not specifically shown below are not applicable.

ITEM 1.     LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various claims and litigation that arise from time to time in the ordinary course of business, including, among other things, tax, contract, workers compensation and medical malpractice claims and other claims and litigation. Medical malpractice and certain other claims are generally covered by malpractice, general liability or other insurance but are subject to provisions under which the Company retains a portion of the risk, which retention, particularly in the case of claims of medical malpractice, can be material. Based on current knowledge, the Company’s management does not believe that any current pending legal proceedings will have a material adverse effect on the Company’s consolidated financial position or its liquidity. However, in light of the uncertainties involved and indeterminate damages sought in some such legal proceedings, an adverse outcome could be material to our results of operations or cash flows in any reporting period.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report  and as set forth herein.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and June 30, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XRBL with the applicable taxonomy extension information in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunLink Health Systems, Inc.

By:	/s/ Mark J. Stockslager
Mark J. Stockslager
Chief Financial Officer

Dated: November 14, 2022