Form 10-Q
period 2022-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2023-02-14
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

The number of Common Shares, without par value, outstanding as of February 14, 2023 was 7,031,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2022	June 30,
	(unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,156	$6,794
Receivables - net	4,475	4,624
Inventory	1,812	1,748
Employee retention credits receivable	1,737	1,761
Prepaid expense and other assets	1,844	1,888
Total current assets	15,024	16,815
Property, plant and equipment, at cost	24,176	23,920
Less accumulated depreciation	15,749	15,703
Property, plant and equipment - net	8,427	8,217
Noncurrent Assets:
Intangible assets - net	1,188	1,201
Right of use assets	1,034	1,187
Other noncurrent assets	496	523
Total noncurrent assets	2,718	2,911
TOTAL ASSETS	$26,169	$27,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,876	$1,347
Current maturities of long-term debt	30	40
Accrued payroll and related taxes	1,416	1,520
Accrued sales tax	171	2,600
Unearned CARES Act Funds	469	519
Current operating lease liabilities	355	352
Other accrued expenses	1,316	1,313
Total current liabilities	5,633	7,691
Long-Term Liabilities
Long-term debt	0	14
Noncurrent liability for professional liability risks	94	86
Long-term operating lease liabilities	699	857
Other noncurrent liabilities	182	175
Total long-term liabilities	975	1,132
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,032 shares at December 31, 2022 and 6,954 at June 30, 2022	3,516	3,478
Additional paid-in capital	10,746	10,736
Retained earnings	5,193	4,800
Accumulated other comprehensive income	106	106
Total Shareholders’ Equity	19,561	19,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,169	$27,943

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenues	$14,392	$10,411	$25,429	$20,936
Costs and Expenses:
Cost of goods sold	4,518	4,016	8,887	8,089
Salaries, wages and benefits	4,667	4,789	9,997	9,487
Supplies	401	308	738	608
Purchased services	999	783	2,034	1,645
Other operating expenses	1,254	1,101	2,347	2,183
Rent and lease expense	126	120	244	290
Depreciation and amortization	387	366	755	699
Operating Profit (Loss)	2,040	(1,072)	427	(2,065)
Other Income (Expense):
Gains on sale of assets	2	7	14	12
Forgiveness of PPP loans and accrued interest	0	0	0	3,010
Federal stimulus - Provider relief funds	0	614	61	614
Interest income (expense), net	9	(3)	5	(17)
Earnings (Loss) from Continuing Operations before income taxes	2,051	(454)	507	1,554
Income Tax Expense (Benefit)	(1)	23	(1)	25
Earnings (Loss) from Continuing Operations	2,052	(477)	508	1,529
Loss from Discontinued Operations, net of tax	(101)	(116)	(115)	(183)
Net Earnings (Loss)	1,951	(593)	393	1,346
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$1,951	$(593)	$393	$1,346
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$0.29	$(0.07)	$0.07	$0.22
Diluted	$0.29	$(0.07)	$0.07	$0.22
Discontinued Operations:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Net Earnings (Loss):
Basic	$0.28	$(0.09)	$0.06	$0.19
Diluted	$0.28	$(0.09)	$0.06	$0.19
Weighted-Average Common Shares Outstanding:
Basic	7,031	6,947	7,007	6,935
Diluted	7,033	6,947	7,010	7,099

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10	0	0	48
Net loss	0	0	0	(1,558)	0	(1,558)
SEPTEMBER 30, 2022	7,032	3,516	10,746	3,242	106	17,610
Net earnings	0	0	0	1,951	0	1,951
DECEMBER 31, 2022	7,032	$3,516	$10,746	$5,193	$106	$19,561

JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net earnings	0	0	0	1,939	0	1,939
SEPTEMBER 30, 2021	6,924	3,463	10,700	8,748	(162)	22,749
Net loss				(593)	0	(593)
Share options exercised	30	15	36	0	0	51
DECEMBER 31, 2021	6,954	$3,478	$10,736	$8,155	$(162)	$22,207

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Net Cash Used in Operating Activities	$(725)	$(124)
Cash Flows Used in Investing Activities:
Expenditures for property, plant and equipment	(1,151)	(1,518)
Proceeds from sale of other assets	213	11
Net Cash Used in Investing Activities	(938)	(1,507)
Cash Flows Used in Financing Activities:
Proceeds from share options exercises	49	0
Payments on long-term debt	(24)	(16)
Net Cash Used in Financing Activities	25	(16)
Net Decrease in Cash and Cash Equivalents	(1,638)	(1,647)
Cash and Cash Equivalents Beginning of Period	6,794	9,962
Cash and Cash Equivalents End of Period	$5,156	$8,315
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(6)	$7
Income taxes	$(32)	$7
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$24	$35

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2022 and for the three and six month periods ended December 31, 2022 and 2021 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2022 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 28, 2022. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Business Operations

Healthcare Services

The Health Services segment includes the following:

•
A subsidiary which owns and operates Trace Regional Medical Center (“Trace”) located in Houston, Mississippi which is composed of a 49 licensed-bed acute care hospital. Our Medical Center includes a 26-bed geriatric psychology unit (“GPU”), two clinics and an attached 66-bed extended care and rehabilitation center. This facility focuses primarily on senior healthcare services.
•
A subsidiary, SunLink Health Systems Technology (“SHS Technology”), which provides information technology ("IT”) services to outside customers and to SunLink subsidiaries.
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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and we continue to monitor the impact on our operations of the COVID-19 pandemic and its aftermath. In certain of our healthcare businesses, we experienced COVID-19 illness, including deaths, and some employees who tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have in varying degrees negatively affected each of our last twelve quarter’s results.

During the COVID-19 pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues. Shortages of and increased cost of certain medical supplies and equipment related to the COVID-19 pandemic as well as increases in the levels of salaries, wages and benefits, have continued adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

Our Pharmacy business has also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe the COVID-19 pandemic and its aftermath continues negatively to affect the cost of, and result in a lack of, inventory for, certain DME products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through December 31, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,713, have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of December 31, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions, PPP loan forgiveness and other grants received during the pandemic are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of the PRF and other grants received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

The Company is unable to determine the extent to which the COVID-19 pandemic and its aftermath will continue to affect its assets and operations. Our ability to make estimates of any continuing effect of the COVID-19 pandemic and it aftermath on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the continuing effect of the COVID-19 pandemic and its aftermath on our balance sheet and results of operations will depend on the severity and length of the evolving strains of COVID-19; any further government actions and/or regulatory changes to address the continuing effect of the pandemic; especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF, including our ability to retain such PRF received.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2022 and 2021, respectively.

The components of pension expense for the three and six months ended December 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest Cost	$13	$10	$26	$21
Expected return on assets	(10)	(11)	(21)	(22)
Amortization of prior service cost	0	12	—	23
Net pension expense	$3	$11	$5	$22

SunLink contributed $44 to the plan in the six months ended December 31, 2022 and expects to contribute an additional $44 during the last six months of the fiscal year ending June 30, 2023.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and six months ended December 31, 2022 and 2021, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were 77,452 shares issued as a result of options exercised during the six months ended December 31, 2022.

Note 5. – Revenue

Revenues by payor were as follows for the three and six months ended December 31, 2022 and 2021 were as shown below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Medicare	$4,734	$5,292	$9,747	$10,347
Medicaid	3,183	2,699	6,039	5,067
Retail and Institutional Pharmacy	4,278	1,396	5,777	2,963
Managed Care & Other Insurance	2,129	1,074	3,514	2,394
Self-pay	32	(81)	291	103
Other	36	31	61	62
Total Net Revenues	$14,392	$10,411	$25,429	$20,936

Settlements of prior year Medicare and Medicaid cost reports of $0 and $186 were recorded in the three and six months ended December 31, 2022 and 2021, respectively. Pharmacy segment net revenues increased for the three and six months ended December 31, 2022 as a result of a reduction in the accrued sales tax liability of $2,615 as described in Note 10.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	December 31, 2022	June 30, 2022
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,704)	(1,691)
Net Intangibles	$1,188	$1,201

Amortization expense was $6 and $6 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense was $13 and $13 for the six months ended December 31, 2022 and 2021, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2022	June 30, 2022
Capital Lease	$30	$54
Less current maturities	(30)	(40)
Long-term Debt	$0	$14

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through its regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of June 30, 2022, all our PPP loans have been forgiven by the SBA. During the six months ended December 31, 2021, $2,972 of our PPP loans and $38 of related accrued interest were forgiven by the SBA and $3,010 was recorded as other income.

Note 8. – Income Taxes

Income tax benefit of $1 (all state taxes) and income tax expense of $23 (all state taxes) was recorded for continuing operations for the three months ended December 31, 2022 and 2021, respectively. Income tax benefit of $1 (all state taxes) and income tax expense of $25 (all state taxes) was recorded for continuing operations for the six months ended December 31, 2022 and 2021, respectively.

Of the CARES Act provisions, the currently most material income tax considerations affecting the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the December 31, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. Our assumption at December 31, 2022 is that all PPP loan associated expenses will be deductible for income tax.

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

At December 31, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,759 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 is recorded as of December 31, 2022 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare in which our Healthcare Services operates, and we have recognized none of our federal income tax net operating loss carry-forward of approximately $21,772.

For federal income tax purposes, at December 31, 2022, the Company had approximately $21,772 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Cost	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating lease cost:
Operating lease cost	$91	$125	$181	$250
Short-term rent expense (benefit)	34	(5)	61	39
Variable lease cost	1	0	2	1
Total operating lease cost	$126	$120	$244	$290

Finance lease cost:
Amortization right-of-use assets	$9	$9	$18	$18
Interest on finance lease liabilities	1	2	2	3
Total finance lease cost	$10	$11	$20	$21

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		December 31,	June 30,
		2022	2022
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$1,034	$1,187

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	117	101
Current finance lease liabilities	Current maturities of long-term debt	30	40
Long-term finance lease liabilities	Long-term debt	0	14

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
Other information	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91	$126	$182	$252
Operating cash flows from finance leases	1	1	2	3
Financing cash flow from finance leases	9	9	19	18
Right-of-use assets obtained in exchange for new operating lease liabilities	17	35	24	35
Weighted-average remaining lease term:
Operating leases	3.06 years	3.88 years	3.06 years	3.88 years
Finance leases	0.90 years	1.90 years	0.90 years	1.90 years
Weighted-average discount rate:
Operating leases	1.00%	1.15%	1.00%	1.15%
Finance leases	6.54%	6.54%	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of December 31, 2022 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$361	$31
2 years	348	0
3 years	309	0
4 years	42	0
5 years	9	0
Over 5 years	0	0
Total minimum future payments	1,069	31
Less: Imputed interest	(15)	(1)
Total liabilities	1,054	30
Less: Current portion	(355)	(30)
Long-term liabilities	$699	$0

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax positions with four different taxing authorities to avail its business of exemption from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ insurance programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns and refund claims have been denied by one authority. Amounts claimed and received from the two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. At that time, claims for refunds from two other taxing authorities ("the taxing authorities") totaling approximately $1,500 were under audit and have subsequently been denied. As the probability of collection of such refunds claimed from the taxing authorities remain uncertain; no amount has been recorded as a receivable or in income by the Company at December 31, 2022 in respect of refunds claims.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these two taxing authorities in amounts management believes would be payable if the Company's position did not prevail. During the three months ended December 31, 2022, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the three months ended December 31, 2022 as an increase of net revenues.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) in continuing operations at December 31, 2022 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$30	$1
2 years	0	0
3 years	0	0
4 years	0	0
5 years	0	0
	$30	$1

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $130 and $66 for legal services to this law firm in the three months ended December 31, 2022 and 2021, respectively. The Company expensed an aggregate of $185 and $111 for legal services to this law firm in the six months ended December 31, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2022 and June 30, 2022 is $120 and $15, respectively,

Note 13. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of December 31, 2022 and 2021 and for the three and six months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended December 31, 2022
Net revenues from external customers	$3,940	$10,452	$0	$14,392
Operating profit (loss)	(250)	2,855	(565)	2,040
Depreciation and amortization	121	264	2	387
Assets	12,008	8,419	5,742	26,169
Expenditures for property, plant and equipment	210	317	0	527
As of and for the three months ended December 31, 2021
Net revenues from external customers	$3,335	$7,076	$0	$10,411
Operating profit (loss)	(703)	61	(430)	(1,072)
Depreciation and amortization	121	245	0	366
Assets	11,386	9,905	8,892	30,183
Expenditures for property, plant and equipment	659	167	0	826
As of and for the six months ended December 31, 2022
Net revenues from external customers	$7,724	$17,705	$0	$25,429
Operating profit (loss)	(1,284)	2,636	(925)	427
Depreciation and amortization	241	511	3	755
Assets	12,008	8,419	5,742	26,169
Expenditures for property, plant and equipment	564	586	1	1,151
As of and for the six months ended December 31, 2021
Net revenues from external customers	$6,833	$14,103	$0	$20,936
Operating profit (loss)	(1,290)	73	(848)	(2,065)
Depreciation and amortization	219	480	0	699
Assets	11,386	9,905	8,892	30,183
Expenditures for property, plant and equipment	1,032	485	1	1,518

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. Throughout this annual report and the notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, "our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue that business strategy, the Company also intends to pursue growth by selective healthcare and pharmacy acquisitions subject to available capital and other resources. We believe; however, the COVID-19 pandemic and its aftermath have resulted in substantial additional uncertainties and risks in our businesses which are not subject to reliable estimation at this time, particularly because the COVID-19 pandemic was novel in nature, its effects uncertain in duration, and may be materially affected by government actions. In response to the pandemic, the Company has discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume fully the pursuit of our normal business strategy in the aftermath of the COVID-19 pandemic, including growth initiatives, has been challenging and will continue to depending on the effect of, among other things, the nature, extent and timing its lasting effects and potential new COVID-19 variants or other pandemics, and government actions in response thereto.

The Company expects to use existing cash primarily to sustain it operations for growth initiatives, including acquisitions, when available and appropriate, and for other general corporate purposes. There is no assurance that any acquisitions or dispositions of assets will be authorized by the Company’s Board of Directors or, if authorized, that any such transactions will be completed. Although the Company believes certain portions of its businesses continue to under-perform, and the Company periodically entertains overtures for the purchase of its businesses or offers portions of its businesses for sale when deemed appropriate.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and we continue to monitor the impact on our operations of the COVID-19 pandemic and its aftermath. In certain of our healthcare businesses, we experienced operational disruptions, COVID-19 illness, including deaths, and some employees who tested positive and were placed on leave or in quarantine. We believe the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have in varying degrees negatively affected each of our last twelve quarter’s results.

During the COVID-19 pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues in. Shortages of and increased cost of certain medical supplies and equipment related to the COVID-19 pandemic as well as increases in the levels of salaries, wages and benefits, have continued adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

Our Pharmacy business also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe the COVID-19 pandemic and its aftermath continues negatively to affect the cost of, and result in a lack of, inventory for, certain DME products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through December 31, 2022 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,713 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of December 31, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions, PPP loan forgiveness and other grants received during the pandemic are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of such funds received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

The Company is unable to determine the extent to which the COVID-19 pandemic and its aftermath will continue to affect its assets and operations. Our ability to make estimates of any continuing effect of the COVID-19 pandemic on revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is currently limited. The nature and extent of the continuing effect of the COVID-19 pandemic and its aftermath on our balance sheet and results of operations will depend on the severity and length of the evolving strains of COVID-19; any further government actions and regulatory changes to address the continuing effect of the pandemic; regulatory changes in response to the pandemic, especially those that affect our hospital, extended care, rehabilitation center, nursing home, clinics, and our pharmacy operations; existing and potential government assistance that may be provided; and the requirements of PRF, including our ability to retain such PRF received.

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

Financial Summary

The Company’s operations for the three and six months ended December 31, 2022 continued, although mitigated somewhat from prior quarters, to be impacted by the effects of the COVID-19 pandemic, including among other factors, difficulty hiring qualified employees, rising labor costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2022	2021	% Change	2022	2021	% Change
Net Revenues - Healthcare Services	$3,940	$3,335	18.1%	$7,724	$6,833	13.0%
Net Revenues - Pharmacy	10,452	7,076	47.7%	17,705	14,103	25.5%
Total Net Revenues	14,392	10,411	38.2%	25,429	20,936	21.5%
Costs and expenses	(12,352)	(11,483)	7.6%	(25,002)	(23,001)	8.7%
Operating profit (loss)	2,040	(1,072)	(290.3)%	427	(2,065)	(120.7)%
Interest income (expense) - net	9	(3)	(400.0)%	5	(17)	(129.4)%
Federal stimulus - Provider relief funds	0	614	NA	61	614	(90.1)%
Forgiveness of PPP loans and accrued interest	0	0	NA	0	3,010	NA
Gain on sale of assets	2	7	(71.4)%	14	12	16.7%
Earnings (loss) from continuing operations before income taxes	$2,051	$(454)	NA	$507	$1,554	(67.4)%

Results of Operations

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s revenues by payor were as follows for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Medicare	$4,734	$5,292	$9,747	$10,347
Medicaid	3,183	2,699	6,039	5,067
Retail and Institutional Pharmacy	4,278	1,396	5,777	2,963
Managed Care & Other Insurance	2,129	1,074	3,514	2,394
Self-pay	32	(81)	291	103
Other	36	31	61	62
Total Net Revenues	$14,392	$10,411	$25,429	$20,936

The Healthcare Services segment in the current year is composed of one hospital, one extended care and rehabilitation center and four clinics, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries and two subsidiaries holding undeveloped real estate. Healthcare Services net revenues increased $605, or 18%, for the three months period and increased $891 or 13% for the six month period ended December 31, 2022 compared to the prior year periods. Increased revenues were primarily from increased extended care patient days and admissions this year.

Pharmacy segment net revenues for the three months period ended December 31, 2022 increased $3,376 or 48% from the three months period ended December 31, 2021 and increased $3,602 or 26% from the six months period ended December 31, 2022. The increased net revenues include the recognition of prior periods' accrued sales tax of $2,615 in the three months ended December 31, 2022.

Retail pharmacy sales increased 16% for the three month period ended December 31, 2022 from the prior year period due to a 13% increase in per script net revenues and a 2% increase in scripts filled. Institutional pharmacy sales increased 10% for the three month period ended December 31, 2022 from the prior year period due to a 4% increase in per script net revenues and 8% increase in scripts filled. Durable Medical Equipment (“DME”) sales increased 2% for the three month period ended December 31, 2022 from the prior year period due to a 3% increase in per order net revenues despite a 1% decrease in DME orders filled.

Retail pharmacy sales increased 11% for the six month period ended December 31, 2022 from the prior year period due to a 13% increase in per script net revenues. Institutional pharmacy sales increased 10% for the six month period ended December 31, 2022 from the prior year period due to a 4% increase in per script net revenues and 8% increase in scripts filled. Durable Medical Equipment (“DME”) sales decreased 2% for the six month period ended December 31, 2022 from the prior year period due to a 5% decrease in DME orders filled.

Costs and expenses, including depreciation and amortization, were $12,352 and $11,483 for the three months ended December 31, 2022 and 2021, respectively. Costs and expenses, including depreciation and amortization, were $25,002 and $23,001 for the six months ended December 31, 2022 and 2021, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Cost of goods sold	31.4%	38.6%	35.0%	38.4%
Salaries, wages and benefits	32.4%	46.0%	39.3%	45.3%
Supplies	2.8%	3.0%	2.9%	2.9%
Purchased services	6.9%	7.6%	8.0%	7.9%
Other operating expenses	8.7%	10.6%	9.2%	10.4%
Rent and lease expense	0.9%	1.2%	1.0%	1.4%
Depreciation and amortization expense	2.7%	3.6%	3.0%	3.3%

Almost all categories of costs and expenses decreased as a percent of net revenues in the three and six months ended December 31, 2022 compared to the prior fiscal year due to the increased net revenues this year which included the sales tax recognition of $2,615. Cot of goods sold increased in total due to higher cost of certain pharmaceuticals and DME products which resulted from supply chain issues. Salaries, wages and benefits ("SWB")increased in total for the six months ended December 31, 2022 compared to the prior period last year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic, including contract labor. For the three months ended December 31, 2022, SWB decreased 3% for the same period last year, due primarily to cost reduction efforts at our Healthcare Services facility. Purchased services cost increased this year due to increased cost of fuel, outsourcing at our Healthcare Services facility of certain services (due to challenges in hiring labor locally) and increased costs of software support services. Depreciation expense also increased this year due to the $3,190 of capital expenditures last fiscal year.

Operating Profit (Loss)

The Company reported an operating profit of $2,040 and $427 for the three and six months periods ended December 31, 2022 compared to operating losses of $1,072 and $2,065 for the three and six months periods ended December 31, 2021 due to the increased net revenues this year due to the sales tax recognition of $2,615 in the three months ended December 31, 2022.

Forgiveness of PPP loans and accrued interest

During the six months ended December 3, 2021, $2,972 of our PPP loans and related $38 of accrued interest were forgiven by the SBA and $3,010 was recorded as income relating to PPP loan.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES Act, two subsidiaries have received PRF payments. The Company recognized $0 and $614 during the three months ended December 31, 2022 and 2021, respectively and recognized $61 and $614 during the six months ended December 31, 2022 and 2021, respectively.

Income Taxes

Income tax benefit of $1 (all state taxes) and income tax expense of $23 (all state taxes) was recorded for continuing operations for the three months ended December 31, 2022 and 2021, respectively. Income tax benefit of $1 (all state taxes) and income tax expense of $25 (all state taxes) was recorded for continuing operations for the six months ended December 31, 2022 and 2021, respectively.

Of the CARES Act provisions, the currently most material income tax considerations affecting the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the December 31, 2022 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. Our assumption at December 31, 2022 that all PPP loan associated expenses will be deductible for income tax.

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

At December 31, 2022, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,759 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2022. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 is recorded at December 31, 2022 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2022 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare in which our Healthcare Services operates, and we have recognized none of our federal income tax net operating loss carry-forward of approximately $21,772.

For federal income tax purposes, at December 31, 2022, the Company had approximately $21,772 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

The earnings from continuing operations after income tax was $2,052 for the three months ended December 31, 2022 as compared to a loss from continuing operations after income tax of $ 477 for the three months ended December 31, 2021. The increase in earnings results from the increased net revenues of $2,615 resulting from the recognition of accrued sales tax payable. The earnings from continuing operations after income tax was $508 for the six months ended December 31, 2022 as compared to earnings from continuing operations after income tax of $1,529 for the six months ended December 31, 2021.The decreased earning from continuing operation compared to the prior year income from continuing operations was due to the non-reoccurrence of the PPP loan forgiveness this year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $101 for the three month period ended December 31, 2022 compared to a loss from discontinued operations after income taxes of $116 for the three months period ended December 31, 2021. The loss from discontinued operations after income taxes was $115 for the six month period ended December 31, 2022 compared to a loss from discontinued operations after income taxes of $183 for the three months period ended December 31, 2021. The loss from discontinued operations this year results primarily from legal expenses related to a nursing home the Company sold in 2019. The loss from discontinued operations for the periods ended December 31, 2021 are for the settlement of a workers' compensation claim remaining from a sold business and pension expense for a sold business

Discontinued Operations

Sold Hospitals and Nursing Homes– Subsidiaries of the Company have sold substantially all the assets of four hospitals and a nursing home (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes on the Sold Facilities results primarily from legal expense related to a nursing home the Company sold in 2019, the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2022 and 2021, respectively.

Net Earnings (Loss)

Net earnings for the three months period ended December 31, 2022 was $1,951 ($0.28 per fully diluted share) as compared to a net loss of $593 (or a loss of $0.09 per fully diluted share) for the three months period ended December 31, 2021. Net earnings for the six months period ended December 31, 2022 was $393 ( $0.06 per fully diluted share) as compared to net earnings of $1,346 ($0.19 per fully diluted share) for the six months period ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $5,156 at December 31, 2022. The Company also received a payment of approximately $1,737 from its ERC filing in early January 2023. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief provided to health care providers under the CARES Act are grants under PRF and forgivable loans under PPP. We have received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received as of the date of this filing.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2022 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$30	$361	$1
2 years	0	348	0
3 years	0	309	0
4 years	0	42	0
5 years	0	9	0
Over 5 years	0	0	0
	$30	$1,069	$1

As of December 31, 2022, we had outstanding debt of $30 of capital lease debt.

The Company expects to purchase approximately $1,000 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Healthcare Services and Pharmacy segments will be needed during the next twelve months although there is no estimate of those expenditures. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the six months ended December 31, 2022, subject to further operating and administrative cost increases, and other settlements of cost reports in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the six months ended December 31, 2022. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges in 2021 and 2022 will mitigate.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $130 and $66 for legal services to this law firm in the three months ended December 31, 2022 and 2021, respectively. The Company expensed an aggregate of $185 and $111 for legal services to this law firm in the six months ended December 31, 2022 and 2021, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2022 and June 30, 2022 is $120 and $15, respectively,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any, and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be affected in the case of other pandemics or an intensified COVID-19 pandemic.

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

In addition to the matters set forth herein, the reader should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we," "our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2022, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2022 (unaudited) and June 30, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2022 and 2021 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: February 14, 2023