Form 10-Q
period 2023-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2023-05-10
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of Common Shares, without par value, outstanding as of May 10, 2023 was 7,031,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2023	June 30,
	(unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,382	$6,794
Receivables - net	4,394	4,624
Inventory	1,787	1,748
Employee retention credits receivable	0	1,761
Prepaid expense and other assets	1,741	1,888
Total current assets	13,304	16,815
Property, plant and equipment, at cost	24,549	23,920
Less accumulated depreciation	(16,155)	(15,703)
Property, plant and equipment - net	8,394	8,217
Noncurrent Assets:
Intangible assets - net	1,182	1,201
Right of use assets	947	1,187
Other noncurrent assets	603	523
Total noncurrent assets	2,732	2,911
TOTAL ASSETS	$24,430	$27,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,569	$1,347
Current maturities of long-term debt	24	40
Accrued payroll and related taxes	1,203	1,520
Accrued sales tax	188	2,600
Unearned CARES Act Funds	469	519
Current operating lease liabilities	351	352
Other accrued expenses	873	1,313
Total current liabilities	4,677	7,691
Long-Term Liabilities
Long-term debt	0	14
Noncurrent liability for professional liability risks	145	86
Long-term operating lease liabilities	612	857
Other noncurrent liabilities	197	175
Total long-term liabilities	954	1,132
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,032 shares at March 31, 2023 and 6,954 at June 30, 2022	3,516	3,478
Additional paid-in capital	10,746	10,736
Retained earnings	4,431	4,800
Accumulated other comprehensive income	106	106
Total Shareholders’ Equity	18,799	19,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,430	$27,943

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenues	$11,533	$10,527	$36,962	$31,463
Costs and Expenses:
Cost of goods sold	4,755	4,079	13,642	12,168
Salaries, wages and benefits	4,519	4,736	14,516	14,223
Supplies	276	271	1,014	879
Purchased services	1,035	965	3,069	2,610
Other operating expenses	1,171	1,027	3,518	3,210
Rent and lease expense	137	129	381	419
Depreciation and amortization	414	384	1,169	1,083
Operating Loss	(774)	(1,064)	(347)	(3,129)
Other Income (Expense):
Gains on sale of assets	0	0	14	12
Forgiveness of PPP loans and accrued interest	0	0	0	3,010
Federal stimulus - Provider relief funds	0	106	61	720
Interest income (expense), net	41	(1)	46	(18)
Earnings (Loss) from Continuing Operations before income taxes	(733)	(959)	(226)	595
Income Tax Expense (Benefit)	(6)	(25)	(7)	0
Earnings (Loss) from Continuing Operations	(727)	(934)	(219)	595
Loss from Discontinued Operations, net of tax	(35)	(56)	(150)	(239)
Net Earnings (Loss)	(762)	(990)	(369)	356
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(762)	$(990)	$(369)	$356
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.10)	$(0.13)	$(0.03)	$0.09
Diluted	$(0.10)	$(0.13)	$(0.03)	$0.08
Discontinued Operations:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Net Earnings (Loss):
Basic	$(0.11)	$(0.14)	$(0.05)	$0.05
Diluted	$(0.11)	$(0.14)	$(0.05)	$0.05
Weighted-Average Common Shares Outstanding:
Basic	7,032	6,954	7,015	6,942
Diluted	7,032	6,954	7,015	7,063

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10	0	0	48
Net loss	0	0	0	(1,558)	0	(1,558)
SEPTEMBER 30, 2022	7,032	3,516	10,746	3,242	106	17,610
Net earnings	0	0	0	1,951	0	1,951
DECEMBER 31, 2022	7,032	3,516	10,746	5,193	106	19,561
Net loss	0	0	0	(762)	0	(762)
MARCH 31, 2023	7,032	$3,516	$10,746	$4,431	$106	$18,799

JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net earnings	0	0	0	1,939	0	1,939
SEPTEMBER 30, 2021	6,924	3,463	10,700	8,748	(162)	22,749
Net loss				(593)	0	(593)
Share options exercised	30	15	36	0	0	51
DECEMBER 31, 2021	6,954	3,478	10,736	8,155	(162)	22,207
Net loss	0	0	0	(990)	0	(990)
MARCH 31, 2022	6,954	$3,478	$10,736	$7,165	$(162)	$21,217

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Net Cash Used in Operating Activities	$(119)	$(368)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment	(1,525)	(2,436)
Proceeds from sale of other assets	213	11
Net Cash Used in Investing Activities	(1,312)	(2,425)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	49	0
Payments on long-term debt	(30)	(25)
Net Cash Provided by (Used in) Financing Activities	19	(25)
Net Decrease in Cash and Cash Equivalents	(1,412)	(2,818)
Cash and Cash Equivalents Beginning of Period	6,794	9,962
Cash and Cash Equivalents End of Period	$5,382	$7,144
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(46)	$8
Income taxes	$(32)	$2
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$24	$324

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2023

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2023 and for the three and nine-month periods ended March 31, 2023 and 2022 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2022 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 28, 2022. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We believe the effect of the COVID-19 pandemic and its aftermath and certain of the public and certain governmental responses to it have in varying degrees negatively affected each of our last thirteen quarter’s results.

During the pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues. Shortages of and increased cost of certain medical supplies and equipment related to the COVID-19 pandemic as well as increases in the levels of salaries, wages and benefits, have continued adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

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

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through March 31, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,713, have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of March 31, 2023, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and regulations.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2023 and 2022, respectively.

The components of pension expense for the three and nine months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest Cost	$13	$11	$39	$32
Expected return on assets	(11)	(11)	(32)	(33)
Amortization of prior service cost	0	11	0	34
Net pension expense	$2	$11	$7	$33

SunLink contributed $66 to the plan in the nine months ended March 31, 2023 and expects to contribute an additional $22 during the last three months of the fiscal year ending June 30, 2023.

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and nine months ended March 31, 2023 and 2022, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were 77,452 shares issued as a result of options exercised during the nine months ended March 31, 2023.

Note 5. – Revenue

Revenues by payor were as follows for the three and nine months ended March 31, 2023 and 2022 were as shown below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Medicare	$4,571	$4,288	$14,318	$14,635
Medicaid	2,636	2,745	8,675	7,812
Retail and Institutional Pharmacy	1,633	1,504	5,667	4,467
Managed Care & Other Insurance	2,614	1,257	7,871	3,651
Self-pay	45	718	336	821
Other	34	15	95	77
Total Net Revenues	$11,533	$10,527	$36,962	$31,463

Revenues recognized from settlements of prior year Medicare and Medicaid cost reports of $151 and $186 were recorded in the three and nine months ended March 31, 2023 and 2022, respectively. Pharmacy segment net revenues increased for the nine months ended March 31, 2023 as a result of a reduction in the accrued sales tax liability of $2,615 as described in Note 10.

Note 6. – Intangible Assets

Intangibles consist of the following, net of amortization:

	March 31, 2023	June 30, 2022
Pharmacy Segment Intangibles
Trade Name (non-amortizing)	$1,180	$1,180
Customer Relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated Amortization	(1,710)	(1,691)
Net Intangibles	$1,182	$1,201

Amortization expense was $6 and $7 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was $19 and $20 for the nine months ended March 31, 2023 and 2022, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2023	June 30, 2022
Finance Lease	$24	$54
Less current maturities	(24)	(40)
Long-term Debt	$0	$14

CARES Act Paycheck Protection Plan Loans— The CARES Act was enacted by the U.S. government on March 27, 2020. As part of the CARES Act, the PPP loan program was established and administered by the SBA. In April and May 2020, subsidiaries of the Company received approximately $3,234 of PPP loans through their regular bank. Forgiveness of PPP loans was generally available if the loans were used to pay wages, rent, utilities and interest on certain debt during the 24-week period following receipt of the loan proceeds, subject to other federally-established terms and conditions. As of June 30, 2022, all our PPP loans have been forgiven by the SBA. During the nine months ended March 31, 2022, $2,972 of our PPP loans and $38 of related accrued interest were forgiven by the SBA and $3,010 was recorded as other income.

Note 8. – Income Taxes

Income tax benefit of $6 (all state taxes) and income tax benefit of $25 (all state taxes) was recorded for continuing operations for the three months ended March 31, 2023 and 2022, respectively. Income tax benefit of $7 (all state taxes) and $0 income tax expense was recorded for continuing operations for the nine months ended March 31, 2023 and 2022, respectively.

Of the CARES Act provisions, the currently most material income tax considerations affecting the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the March 31, 2023 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act,

2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. Our assumption at March 31, 2023 is that all PPP loan associated expenses will be deductible for income tax.

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

At March 31, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,906 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 is recorded as of March 31, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at March 31, 2023 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare in which our Healthcare Services operates, and we have recognized none of our federal income tax net operating loss carry-forward of approximately $22,784.

For federal income tax purposes, at March 31, 2023, the Company had approximately $22,784 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Lease Cost	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating lease cost:
Operating lease cost	$85	$112	$266	$362
Short-term rent expense (benefit)	52	17	113	56
Variable lease cost	0	0	2	1
Total operating lease cost	$137	$129	$381	$419

Finance lease cost:
Amortization right-of-use assets	$11	$9	$29	$27
Interest on finance lease liabilities	0	1	2	4
Total finance lease cost	$11	$10	$31	$31

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		March 31,	June 30,
		2023	2022
Operating Leases:	Balance Sheet Classifications
Operating Lease ROU Assets	ROU Assets	$947	$1,187

Finance Leases:
Finance Lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	125	101
Current finance lease liabilities	Current maturities of long-term debt	24	40
Long-term finance lease liabilities	Long-term debt	0	14

Supplemental cash flow and other information related to leases as of and for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
Other information	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91	$114	$273	$366
Operating cash flows from finance leases	2	1	2	4
Financing cash flow from finance leases	10	10	29	28
Right-of-use assets obtained in exchange for new operating lease liabilities	0	289	24	324
Weighted-average remaining lease term:
Operating leases	2.83 years	3.74 years	2.83 years	3.74 years
Finance leases	0.66 years	1.66 years	0.66 years	1.66 years
Weighted-average discount rate:
Operating leases	1.00%	1.04%	1.00%	1.04%
Finance leases	6.54%	6.54%	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of March 31, 2023 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$359	$25
2 years	342	0
3 years	255	0
4 years	16	0
5 years	5	0
Over 5 years	0	0
Total minimum future payments	977	25
Less: Imputed interest	(14)	(1)
Total liabilities	963	24
Less: Current portion	(351)	(24)
Long-term liabilities	$612	$0

Note 10. – Accrued Sales Tax

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax positions with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns and refund claims have been denied by one authority. Amounts claimed and received from the two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. At that time, claims for refunds from two other taxing authorities totaling approximately $1,500 were under audit and have subsequently been denied. As the probability of collection of such refunds claimed from these two taxing authorities remains uncertain; no amount has been recorded as a receivable or in income by the Company at March 31, 2023 in respect of such refund claims.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these two taxing authorities in amounts management believes would be payable if the Company's position did not prevail. During the three months ended December 31, 2022, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the nine months ended March 31, 2023 as an increase of net revenues.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) in continuing operations at March 31, 2023 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$24	$1
2 years	0	0
3 years	0	0
4 years	0	0
5 years	0	0
	$24	$1

Note 12. – Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $35 and $9 for legal services to this law firm in the three months ended March 31, 2023 and 2022, respectively. The Company expensed an aggregate of $220 and $120 for legal services to this law firm in the nine months ended March 31, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2023 and June 30, 2022 is outstanding legal expenses to this firm $28 and $15, respectively,

Note 13. – Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information as of March 31, 2023 and 2022 and for the three and nine months then ended is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
As of and for the three months ended March 31, 2023
Net revenues from external customers	$3,532	$8,001	$0	$11,533
Operating profit (loss)	(365)	60	(469)	(774)
Depreciation and amortization	120	291	3	414
Assets	9,756	8,583	6,091	24,430
Expenditures for property, plant and equipment	10	364	0	374
As of and for the three months ended March 31, 2022
Net revenues from external customers	$3,749	$6,778	$0	$10,527
Operating loss	(435)	(210)	(419)	(1,064)
Depreciation and amortization	118	263	3	384
Assets	11,932	10,229	7,796	29,957
Expenditures for property, plant and equipment	496	417	5	918
As of and for the nine months ended March 31, 2023
Net revenues from external customers	$11,256	$25,706	$0	$36,962
Operating profit (loss)	(1,649)	2,696	(1,394)	(347)
Depreciation and amortization	361	802	6	1,169
Assets	9,756	8,583	6,091	24,430
Expenditures for property, plant and equipment	574	950	1	1,525
As of and for the nine months ended March 31, 2022
Net revenues from external customers	$10,582	$20,881	$0	$31,463
Operating loss	(1,725)	(137)	(1,267)	(3,129)
Depreciation and amortization	337	743	3	1,083
Assets	11,932	10,229	7,796	29,957
Expenditures for property, plant and equipment	1,528	902	6	2,436

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
•
the continuing effects of the COVID-19 pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our customary services, the efficiency of such services, availability of staffing, availability of supplies, costs and financial results;
•
the effects of COVID-19 on our ability to provide for customary services including the large number of unvaccinated persons and plateaued or stagnant vaccination and booster rates in Louisiana and Mississippi, the primary states in which we conduct healthcare operations. Future COVID-19, its variants or other pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services or admissions, decreased occupancy levels, increase costs, reduce our revenues and otherwise adversely affect our business;
•
increases in uninsured and/or underinsured patients due to COVID-19, its variants or other pandemics, unemployment or other conditions, higher deductibles and co-insurance, or other terms of health insurance and drug coverage resulting in higher bad debt amounts;
•
the competitive nature of the U.S. community hospital, extended care and rehabilitation center, nursing home, and pharmacy businesses;
•
demographic characteristics and changes in areas where we operate, including resistance to vaccination for COVID-19 and/or its variants;
•
any new variants of the COVID-19 virus and other SARS-COV-2 viruses and other infectious diseases;
•
the effects of the lifting of the COVID-19 public health emergency on May 11, 2023, and the uncertainties relating to the resumption of pre-COVID-19 rules and regulations as well as their enforcement, on our operations;
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
•
timeliness and amount and conditions of reimbursement payments received under government programs;
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
•
the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors; and
•
the ability of our Pharmacy segment to sustain its claims for exemption from its sales tax position in Louisiana on any revenue from sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by administrators of such programs.

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

Business Strategy: Operations, Dispositions and Acquisitions

The business strategy of SunLink is to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Healthcare Services and Pharmacy businesses. While the Company intends primarily to pursue that business strategy, the Company also intends to pursue growth by other strategic initiatives, including by selective healthcare and pharmacy acquisitions or combinations subject to available capital and other resources. We believe; however, the COVID-19 pandemic and its aftermath have resulted in substantial additional uncertainties and risks in our businesses which are not subject to reliable estimation at this time, particularly because the COVID-19 pandemic was novel in nature, its after-effects uncertain in duration, and may be materially affected by government actions. In response to the pandemic, the Company discontinued certain services, laid off or furloughed employees where necessary, reduced cash outlays where practicable, and deferred other strategic activities. Our ability to resume fully the pursuit of our normal business strategy in the aftermath of the COVID-19 pandemic, including growth initiatives, has been challenging and will continue to depend on the effect of, among other things, the nature, extent and timing its lasting effects and potential new COVID-19 variants or other pandemics, and government actions in response thereto.

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

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We believe the effect of the COVID-19 pandemic and its aftermath and certain of the public and certain governmental responses to it have in varying degrees negatively affected each of our last twelve quarter’s results.

During the pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues. Shortages of and increased cost of certain medical supplies and equipment related to the pandemic as well as increases in the levels of salaries, wages and benefits, have continued adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

Our Pharmacy business also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe the COVID-19 pandemic and its aftermath continues negatively to affect the cost of, and result in a lack of inventory for, certain DME products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through March 31, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $5,713 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of March 31, 2023, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. Through the date of this filing, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions, PPP loan forgiveness and other grants received during the pandemic are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of such funds received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

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

Financial Summary

Results of Operations

The Company’s operations for the three and nine months ended March 31, 2023 continued, although mitigated somewhat from prior quarters, to be impacted by the effects of the COVID-19 pandemic and its aftermath, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

The results of continuing operations shown in the financial summary below are for our two business segments, Healthcare Services and Pharmacy.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	% Change	2023	2022	% Change
Net Revenues - Healthcare Services	$3,532	$3,749	(5.8)%	$11,256	$10,582	6.4%
Net Revenues - Pharmacy	8,001	6,778	18.0%	25,706	20,881	23.1%
Total Net Revenues	11,533	10,527	9.6%	36,962	31,463	17.5%
Costs and expenses	(12,307)	(11,591)	6.2%	(37,309)	(34,592)	7.9%
Operating loss	(774)	(1,064)	(27.3)%	(347)	(3,129)	(88.9)%
Interest income (expense) - net	41	(1)	NA	46	(18)	(355.6)%
Federal stimulus - Provider relief funds	0	106	NA	61	720	(91.5)%
Forgiveness of PPP loans and accrued interest	0	0	NA	0	3,010	NA
Gain on sale of assets	0	0	NA	14	12	16.7%
Earnings (loss) from continuing operations before income taxes	$(733)	$(959)	(23.6)%	$(226)	$595	NA

Our net revenues are from our two business segments, Healthcare Services and Pharmacy. The Company’s revenues by payor were as follows for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Medicare	$4,571	$4,288	$14,318	$14,635
Medicaid	2,636	2,745	8,675	7,812
Retail and Institutional Pharmacy	1,633	1,504	5,667	4,467
Managed Care & Other Insurance	2,614	1,257	7,871	3,651
Self-pay	45	718	336	821
Other	34	15	95	77
Total Net Revenues	$11,533	$10,527	$36,962	$31,463

The Healthcare Services segment in the current year is composed of one hospital, one extended care and rehabilitation center and two clinics, a subsidiary which provides information technology services to outside customers and SunLink subsidiaries and two subsidiaries holding undeveloped real estate. Healthcare Services net revenues decreased $217, or 6%, for the three-months period but increased $674 or 6% for the nine month period ended March 31, 2023 compared to the prior year periods. The decreased revenues for the three month period ended March 31, 2023 compared to last year primarily resulted from decreased hospital admissions this year. The increased revenues for the nine month period ended March 31, 2023 compared to last year were primarily due to increased extended care patient days this year.

Pharmacy segment net revenues for the three months period ended March 31, 2023 (i) increased $1,223 or 18% from the three months period ended March 31, 2022 and (ii) increased $4,825 or 23% from the nine months period ended March 31, 2022. The increased net revenues include the recognition of prior periods' accrued sales tax of $2,615 in the three months ended December 31, 2022.

Retail pharmacy sales increased 22% for the three month period ended March 31, 2023 from the prior year period due primarily to a 19% increase in per script net revenues and a 2% increase in scripts filled. Institutional pharmacy sales increased 13% for the three month period ended March 31, 2023 from the prior year period primarily due to a 5% increase in per script net revenues and 6% increase in scripts filled. Durable Medical Equipment (“DME”) sales increased 23% for the three month period ended March 31, 2023 from the prior year period primarily due to an 18% increase in per order net revenues and a 1% increase in DME orders filled.

Retail pharmacy sales increased 25% for the nine month period ended March 31, 2023 from the prior year period due primarily to a 24% increase in per script net revenues. Institutional pharmacy sales increased 18% for the nine month period ended March 31, 2023 from the prior year period primarily due to a 10% increase in per script net revenues and 7% increase in scripts filled. Durable Medical Equipment (“DME”) sales increased 29% for the nine month period ended March 31, 2023 from the prior year period due primarily to a 33% increase in per DME orders filled.

Costs and expenses, including depreciation and amortization, were $12,307 and $11,591 for the three months ended March 31, 2023 and 2022, respectively. Costs and expenses, including depreciation and amortization, were $37,309 and $34,592 for the nine months ended March 31, 2023 and 2022, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Cost of goods sold	41.2%	38.7%	36.9%	38.7%
Salaries, wages and benefits	39.2%	45.0%	39.3%	45.2%
Supplies	2.4%	2.6%	2.7%	2.8%
Purchased services	9.0%	9.2%	8.3%	8.3%
Other operating expenses	10.2%	9.8%	9.5%	10.2%
Rent and lease expense	1.2%	1.2%	1.0%	1.3%
Depreciation and amortization expense	3.6%	3.6%	3.2%	3.4%

Cost of goods sold for the three months ended March 31, 2023 as a percent of net revenues compared to the prior year quarter increased primarily due to the increased cost of Pharmacy segment drugs and inventory items. The cost of goods sold amount for the nine months ended March 31, 2023 declined compared to the prior fiscal year due to the increased net revenues this year which included the sales tax recognition of $2,615 in the quarter ended December 31, 2022, notwithstanding the increased cost of drugs and supplies during the nine-month period. Salaries, wages and benefits ("SWB") decreased in total for the three and nine months ended March 31, 2023 as a percent of net revenues compared to the prior periods last year primarily due to the use of outside purchased services which replaced certain Healthcare Services segment employees in light of our difficulties attracting qualified employees. Other operating expenses for the three months ending March 31, 2023 increased from the prior year's comparable quarter primarily due to increased insurance expenses.

Operating Loss

The Company reported an operating loss of $774 and $347 for the three and nine months periods ended March 31, 2023 compared to operating losses of $1,064 and $3,129 for the three and nine months periods ended March 31, 2022. The $290 decreased operating loss for the three months ended March 31, 2023 resulted from the 10% increase in net revenues this year. The $2,782 decreased operating loss for the nine months ended March 31, 2023 primarily resulted from increased Pharmacy Segment net revenues this year related to the $2,615 reversal of the sales tax accrual in the three months ended December 31, 2022.

Forgiveness of PPP loans and accrued interest

During the nine months ended March 31, 2022, $2,972 of our PPP loans and related $38 of accrued interest were forgiven by the SBA and $3,010 was recorded as income relating to PPP loans.

Other Income – Federal Stimulus – Provider relief funds

As part of the CARES Act, two subsidiaries have received PRF payments. The Company recognized $0 and $106 during the three months ended March 31, 2022 and 2021, respectively and recognized $61 and $720 during the nine months ended March 31, 2023 and 2022, respectively.

Income Taxes

Income tax benefit of $6 and income tax benefit of $25 (all state taxes) was recorded for continuing operations for the three months ended March 31, 2023 and 2022, respectively. Income tax benefit of $7 (all state taxes) and income tax expense of $0 was recorded for continuing operations for the nine months ended March 31, 2023 and 2022, respectively.

Of the CARES Act provisions, the currently most material income tax considerations affecting the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the March 31, 2023 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in taxable income in the quarter in which the payroll expenses which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allowed the deduction of any expenses associated with forgiven PPP loan proceeds. Our assumption at March 31, 2023 is that all PPP loan associated expenses will be deductible for income tax.

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

At March 31, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $7,906 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 is recorded at March 31, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at March 31, 2023 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, we have disregarded unusual items associated with the CARES Act discussed above, the Company’s history of losses, as well as the underlying negative business conditions for rural healthcare in which our Healthcare Services operates, and we have recognized none of our federal income tax net operating loss carry-forward of approximately $22,784.

For federal income tax purposes, at March 31, 2023, the Company had approximately $22,784 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2018 are no longer subject to potential federal and state income tax examination.

Earnings (Loss) from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $727 for the three months ended March 31, 2023 as compared to a loss from continuing operations after income tax of $934 for the three months ended March 31, 2022. The decreased loss from continuing operations this year results primarily from the increased net revenues of $1,006 resulting from increased Pharmacy Segment net revenues this year. The loss from continuing operations after income tax was $219 for the nine months ended March 31, 2023 as compared to earnings from continuing operations after income tax of $595 for the nine months ended March 31, 2022. The decreased earnings from continuing operation this year compared to the prior year income from continuing operations primarily was due to the non-recurrence of the PPP loan forgiveness last year.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $35 for the three month period ended March 31, 2023 compared to a loss from discontinued operations after income taxes of $56 for the three months period ended March 31, 2022. The loss from discontinued operations after income taxes was $150 for the nine month period ended March 31, 2023 compared to a loss from discontinued operations after income taxes of $239 for the nine months period ended March 31, 2022. The loss from discontinued operations this year results primarily from legal expenses related to a nursing home the Company sold in 2019. The loss from discontinued operations for the three and nine months ended March 31, 2022 is due primarily to the settlement of a workers' compensation claim remaining from a sold business and pension expense for a sold business

Discontinued Operations

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and nine months ended March 31, 2023 and 2022, respectively.

Net Earnings (Loss)

Net loss for the three months period ended March 31, 2023 was $762 (or a loss of $0.11 per fully diluted share) as compared to a net loss of $990 (or a loss of $0.14 per fully diluted share) for the three months period ended March 31, 2022. Net loss for the nine months period ended March 31, 2023 was $369 ( or a loss of $0.05 per fully diluted share) as compared to net earnings of $356 ($0.05 per fully diluted share) for the nine months period ended March 31, 2022.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $5,382 at March 31, 2023. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020. Among the relief provided to health care providers under the CARES Act were grants under PRF and forgivable loans under PPP. We have received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received as of the date of this filing.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and its aftermath and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2023 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$24	$359	$1
2 years	0	342	0
3 years	0	255	0
4 years	0	16	0
5 years	0	5	0
Over 5 years	0	0	0
	$24	$977	$1

As of March 31, 2023, we had outstanding debt of $24 of finance lease debt.

The Company currently expects to purchase approximately $1,000 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Healthcare Services and Pharmacy segments will be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2023 and 2022. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the nine months ended March 31, 2023, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the nine months ended March 31, 2023. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges in 2021 and 2022 will mitigate.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company expensed an aggregate of $35 and $9 for legal services to this law firm in the three months ended March 31, 2023 and 2022, respectively. The Company expensed an aggregate of $220 and $120 for legal services to this law firm in the six months ended March 31, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2023 and June 30, 2022 outstanding legal expenses to this law firm is $28 and $15, respectively,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any, and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be affected in the case of other pandemics or an intensified COVID-19 pandemic.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2023, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2023 and 2022 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: May 10, 2023