Form 10-K
period 2023-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2023-09-28
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At the close of business on September 27, 2023 there were 7,031,603 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 31, 2022 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $3,133,509.

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
•
the continuing aftereffects of the COVID-19 pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our customary services, the efficiency of such services, availability of staffing, availability of supplies, costs and financial results. Future COVID-19, its variants or other pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services or admissions, decreased occupancy levels, increase costs, reduce our revenues and otherwise adversely affect our business;
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
•
the impact of inflation on our patients, operating costs, ability and feasibility of raising funds, and on our ability to achieve cash flow and profitability, including our inability to cover cost increases because most of our revenue is from government programs whose payments are fixed; and
•
fluctuations in the market value of equity securities including SunLink common shares, including fluctuations based on actual or feared inflation or recession.

Operational Factors

•
the ability or inability to operate profitably in one or more segments of the healthcare business;
•
the availability of, and our ability to attract and retain, sufficient qualified staff physicians, management, nurses, pharmacists, and staff personnel for our operations;
•
timeliness and amount and conditions of reimbursement payments received under government programs;
•
the lack of availability of future governmental support that may be required to offset the continuing effects of the COVID-19 pandemic or future pandemics and absence of forgiveness features in any such future loans or an inability to meet the usage or forgiveness requirements;

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
•
the cost and availability of insurance coverage including professional liability (e.g., medical malpractice) and general, employment, fiduciary, other liability insurance and changes in estimates of our self-insurance claims and reserves;
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
•
the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy segment; and
•
the restrictions, clawbacks, processes, and conditions relating to our Pharmacy segment imposed by pharmacy benefit managers, drug manufacturers, and distributors,

Liabilities, Claims, Obligations and Other Matters

•
claims under leases, guarantees, disposition agreements, and other obligations relating to asset past and future sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries;
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
•
the regulatory environment for our businesses, including state certificate of need laws and regulations, pharmacy licensing laws and regulations, rules and judicial cases relating thereto, including proposed nursing home minimum staffing requirements;
•
changes in the levels and terms of government (including Medicare, Medicaid and other programs) and private reimbursement for SunLink’s healthcare services including the payment arrangements and terms of managed care agreements; indigent care and other reimbursements (e.g. Medicare Upper Payment Limit “UPL” and Disproportionate Share Hospital “DSH” adjustments) and governmental assessments for such programs;

•
the failure of government and private reimbursement to cover our increasing costs;
•
changes in or failure to comply with Federal, state or local laws and regulations and enforcement interpretations of such laws and regulations affecting our Healthcare Services and Pharmacy segments; and
•
the possible enactment of additional Federal healthcare reform laws or reform laws or regulations in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, managed care programs, accountable care and similar organizations, competitive bidding and other reforms).

Dispositions, Acquisition and Renovation Related Matters

•
the ability to dispose of underperforming facilities, underperforming business segments and surplus assets on acceptable terms;
•
the availability of cash and the terms of borrowed or equity capital to fund acquisitions or replacement facilities, improvements or renovations to existing facilities or both; and
•
competition in the market for acquisitions of hospitals, rehabilitation centers, nursing homes, pharmacy facilities, and other healthcare businesses.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect SunLink in an adverse manner. You should read this Annual Report completely and with the understanding that future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Annual Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

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

PART I

Item 1. Business (all dollar amounts are in thousands except share, per share and revenue per equivalent admission amounts)

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two business segments, the Healthcare Services segment and the Pharmacy segment. Our Healthcare Services segment subsidiaries own and operate Trace Regional Medical Center (“Trace”) a 49- bed community hospital, clinics and a 66- bed nursing home in Mississippi, and an Information Technology ("IT") service company based in Georgia. Our Pharmacy segment subsidiary owns and operates a pharmacy business in Louisiana with four operational areas.

SunLink’s executive offices are located at 900 Circle 75 Parkway, Suite 690, Atlanta, Georgia 30339, and our telephone number is (770) 933-7000. Our website address is www.sunlinkhealth.com. Information contained on our website does not constitute part of this report. Certain materials we file with the Security and Exchange Commission ("SEC") may also be read and copied at or through our website or at the Internet website maintained by the SEC at www.sec.gov.

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink believes the Company needs to expand if it is to continue as a public corporation and should therefore, among other things: (i) actively pursue one or more extraordinary corporate transactions to expand the Company's business, any of which transactions may involve a merger or consolidation with a compatible third party, (ii) continue the Company's business strategy to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Healthcare Services and Pharmacy businesses, which may include selective acquisitions or dispositions, subject to available capital, and (iii) effect corporate governance changes as proposed in its recently filed Proxy Statement for Special Meeting of Shareholders to be held on October 19, 2023, to reincorporate in Georgia with governing documents which provide for majority shareholder voting to better enable the Company to pursue any such extraordinary corporate transaction which may be judged favorable to the Company and its shareholders.

The Company expects to use existing cash primarily to sustain it operations, and to fund activities related to such extraordinary transactions when available and appropriate, and for other general corporate purposes. The Company believes certain portions of its businesses continue to under-perform and the Company periodically entertains overtures for the sale of one or more of its businesses when deemed appropriate, including to better position the company for an extraordinary corporate business transaction such as a merger or consolidation.

On August 2, 2023, the Board of SunLink declared a non-cash dividend per Common Share of one fractional interest in one of the Corporation’s Series C Redeemable Preferred Shares (the “Series C Preferred Shares” and each such fraction of Series C Preferred Share, a “Series C Fractional Interest”). Each Series C Preferred Share is entitled to one million (1,000,000) votes and each Series C Fractional Interest in a Series C Preferred Share accordingly is entitled to one thousand (1,000) votes out of such one million votes. Series C Fractional Interests may not be transferred separately from the Common Shares and are represented by the Common Shares. Each Common Share is entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before a special shareholders’ meeting intended to be called and held to consider reincorporation of the Corporation from the state of Ohio to Georgia (the “Special Meeting”) only if the holder is present in person or by proxy at the Special Meeting. The votes of each of the Series C Preferred Shares are exercised through and by holders of the Series C Fractional Interests and are automatically cast the same as the vote of the Common Share with respect to which they were issued and may not be cast separately from such Common Share. A total of 7,032 Series C Preferred shares were issued at the August issuance date. A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023.

There is no assurance that the Company's reincorporation in Georgia and governance changes will be approved by the Company's shareholders or that any transaction will be authorized by the Company's Board of Director or, if authorized, that any such transactions will be completed.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. We believe the effect of the COVID-19 pandemic and its aftermath and certain of the public and certain governmental responses to it have in varying degrees negatively affected each of our last thirteen fiscal quarter’s results.

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

Our Pharmacy business also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe the COVID-19 pandemic and its aftermath continues negatively to affect the cost of, and result in a lack of inventory for, certain durable medical equipment ("DME") products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted PRF during the period April 1, 2020 through June 30, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $6,162 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of June 30, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company applied for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and has received ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. The Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

PRF distributions, PPP loan forgiveness, ERC and other grants received during the pandemic are subject to various Federal, state audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the U. S. Department of Health and Human Services (“HHS”). We continue to monitor compliance with the terms and conditions of such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of such funds received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

OPERATIONS

Healthcare Service

Our Healthcare Services segment is composed of:

•
A subsidiary which owns and operates Trace Regional Medical Center (collectively “Trace”), a 49-licensed-bed acute care hospital, located in Houston, Mississippi, which includes a 26-bed geriatric psychiatry unit (“GPU”), two clinics and a 66-bed extended care and rehabilitation center, which also is a skilled nursing facility. Trace focuses primarily on senior healthcare services.
•
A subsidiary, SunLink Health Systems Technology ("SHS Technology”), which provides IT services to outside customers and to SunLink subsidiaries.
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
•
Non-institutional pharmacy services consisting of the provision of specialty and non-specialty pharmaceutical and biological products to clients or patients in non-institutional settings, including private residences in Louisiana; and,
•
DME consisting primarily of the sale and rental of products for institutional clients or to patients in institutional settings and patient-administered home care in Louisiana.

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

Patients generally are not responsible for any difference between established charges and amounts reimbursed for such services under Medicare, Medicaid and some private insurer plans, health maintenance organization (“HMO”) plans and preferred provider organizations (“PPO”) plans, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or other third-party payors. Further, amounts received under the Medicare and Medicaid programs generally are significantly less than the established charges of our facilities for the services provided and for some services less than our cost of providing such services . Likewise, HMOs and PPOs generally seek and obtain discounts from the established charges. See “Item 1. Business—Government Reimbursement Programs—Hospitals—Medicare/Medicaid Reimbursement”.

Changes in the mix of the patient and resident population among reimbursement categories can significantly affect the profitability of our Healthcare Services operations. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including private Medicare supplemental insurance coverage, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement for services performed in extended care and rehabilitation center and nursing homes is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (‘CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“Med PAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt Med PAC’s recommendations, and based upon outcomes in previous years, there can be no assurance that Congress will adopt Med Pac’s recommendations in a given year. Medicaid reimbursement rates in Mississippi where a subsidiary operates a hospital, clinics, and an extended care and rehabilitation center also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the hospital, nursing home or extended care and rehabilitation center operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Utilization of Local Management Teams

Each of our businesses is managed by a subsidiary officer who is supported by other professional personnel as needed, including, but not limited to, a state-licensed extended care and rehabilitation center administrator, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinators, activities directors, social services directors, clinical liaisons, admissions coordinators, licensed pharmacists, licensed pharmacy technicians, IT staff, and business office managers. In our businesses, more than one role may be performed by a single individual or may be delegated to more than one individual. Staff size and composition vary depending on the size and occupancy or volume of activity of each business, the types of services provided and the acuity level of the patients and residents. The small labor market in which we operate results in challenges in attracting qualified staff, physicians and pharmacists and such challenges have been exacerbated by the COVID-19 pandemic.

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

Our pharmacy business maintains quality assurance procedures under the direction of licensed pharmacists-in-charge (“PIC”) including, among other procedures, regular physical counts of inventories and reconciliations of drugs by a PIC, who is supported by additional staff pharmacists and additional staff pharmacy technicians.

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

The Company and the healthcare industry as a whole faces the challenge of continuing to provide quality patient care while managing rising costs, facing strong competition for patients, and adjusting to a continued general reduction of reimbursement rates by both private and government payors. Both private and government payors continually seek to reduce the nature and scope of services which may be reimbursed and healthcare reforms at both the federal and state level generally have created pressure to reduce reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations, and competitive contracting for drugs and provider services by private and government payors, have required and in the future may further require changes in our facilities, equipment, personnel, rates and/or services.

Efforts to Control Healthcare Costs

Rural facilities, including Trace, continue to have significant unused capacity. Average occupancy rates continue to be affected negatively by payor-required pre-admission authorization, utilization review, and payment mechanisms designed to maximize outpatient and alternative healthcare delivery services for less acutely ill patients and to limit the cost of extended care and rehabilitation center and nursing home care. Admissions constraints, payor pressures, and increased competition are likely to continue. Historically, facilities owned and operated by SunLink’s subsidiaries have responded to such trends by upgrading facilities and equipment and adding or expanding certain inpatient and ancillary services. In addition, our facilities have reduced services and taken beds out of service in response to such trends. During fiscal years 2022 and 2023, Trace spent approximately $2,470 in capital expenditures to upgrade and expand its facilities and reduced its licensed hospital beds operating to 49 beds. Currently we expect our facilities will continue to respond to such trends in a similar manner, subject to the availability of capital resources and our evaluation of the continued utility of such historical responses.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations, or the provisions of the ACA may have had and may continue to have an adverse effect on our financial condition and results of our operations, especially since the one state in which we operate our hospital has decided not to set up any state exchanges and not to expand Medicaid. During the prior administration, various bills were proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued since its enactment which modified the ACA. No such bills to repeal the ACA have been enacted to date. However, among other things, as a result of the 2018 Tax Cuts and Jobs Act, the former “individual mandate” (i.e. the requirement under the ACA that persons either lacking health insurance or Medicaid or Medicare coverage face a penalty on their taxes) has been effectively eliminated. In addition, the previous administration also issued various orders and interpretations which modified application of the ACA including those that (i) permit states with federal approval to require Medicaid beneficiaries to prove with documentation that they either work or go to school and (ii) extended the term of permitted short-term plans that did not provide certain "essential benefits" specified by the ACA from a maximum duration of three months to 364 days and permitted renewal of such policies for up to three years.

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

DRG rate increases were 2.9% and 2.5% for FFY 2023 and 2022, respectively. The 2024 FFY DRG rate increase will be 3.1%, which included the market basket updates of 4.1% and 2.7% for: FFY 2023 and FFY 2022. For 2024, the update factor is 3.3%. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain future years may be, subject to reduction factors. If the update factor does not adequately reflect increases in the cost of providing inpatient services by our subsidiary’s hospital, our financial condition or results of operations could be negatively affected.

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
•
Extension of the Medicare Dependent Hospital Program until September 30, 2024.
•
Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare services and have less than 1,600 discharges per year. The new temporary criteria expired on September 30, 2022.
•
Hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting ("IQR") Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update.
•
A requirement that the market basket for any hospital which is not a meaningful electronic health records user will be reduced by 90% of the market basket in FFY 2020 and 100% of the market basket for FFY 2021 and thereafter. Our subsidiary hospital did not attest as a meaningful electronic records user for FFYs 2021 or 2022.

SunLink’s subsidiary hospital is an eligible hospital under one or more provisions of ACA, ATRA and MARA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC group rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar year 2023 and 2022, the update factor was 3.8% and 2.0%, respectively. For calendar year 2024, the update factor is currently proposed to be 2.8%. If the update factor for current and future periods does not adequately reflect increases in SunLink’s subsidiary hospital cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

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

The Upper Payment Limit (“UPL”) is a Federal limit placed on fee-for-service reimbursement of Medicaid payments. Specifically, UPL is the maximum a given State Medicaid program may pay a type of provider in the aggregate statewide in Medicaid fee-for-service. State Medicaid programs cannot claim Federal matching dollars for provider payments in excess of the applicable UPL. The UPL serves as a cap on State Medicaid program’s total spending on particular providers, most notably hospitals, extended care and rehabilitation centers and nursing homes. We received UPL payments of $366 in fiscal 2023 and $60 in fiscal 2022.

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

In the recent past, Mississippi, in which our subsidiary operates a hospital and an extended care and rehabilitation center, has initiated increased efforts and implemented initiatives to reduce Medicaid assistance payments. These efforts and reductions often are triggered by an increased effort by CMS to decrease the federal share of payments for Medicaid beneficiaries or by significant increases in program utilization and budgetary pressures on the applicable states. The Federal government’s percentage share of each state’s medical assistance expenditures under Medicaid is determined by a formula specified in Medicaid law referred to as the Federal Medical Assistance Percentage (“FMAP”). Medicaid pays providers for inpatient services in a manner similar to the Medicare prospective payment system in that hospitals receive a fixed fee for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, also known as DRGs. These Medicaid DRG payments do not consider a specific hospital’s costs, but are statewide rates adjusted for each hospital's capital cost allotment, and generally are less than the Medicare DRG rate.

Medicaid outpatient services are reimbursed with interim rates based on a facility's specific cost to charge ratio. These interim payments are then adjusted subsequent to the end of the cost reporting period to an amount equal to 85.6% of the costs associated with providing care to the Medicaid outpatient population.

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

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old. Claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large amount of the total recovered by RACs has come from hospitals. Claims identified as overpayments are subject to an appeals process and the Company’s facilities have routinely appealed RAC overpayment determinations. Under the RAC program, our facilities have experienced no losses in the aggregate from audit adjustments for the fiscal years ended June 30, 2023 and 2022.

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

Government Reimbursement Programs—Extended Care and Rehabilitation Center, Skilled Nursing Facilities and Nursing Homes

Medicare —The Medicare Part A program provides reimbursement for extended-care services furnished to Medicare beneficiaries who are admitted to extended care and rehabilitation center after at least a three-day stay in an acute care hospital. Covered extended care services include supervised nursing care room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by extended care and rehabilitation centers.

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

Effective October 1, 2019, a new prospective payment system called Patient-Driven Payment Model (“PDPM”) was implemented by CMS foe Medicare Part A service. PDPM bases payment on resident characteristics rather than on services provided. Each resident’s reimbursement depends on the summation of five case–mix adjusted components (physical therapy, occupational therapy, speech language pathology, nursing, and nontherapy ancillaries), each with its own case-mix groups; application of a variable per day adjustment schedule, which reduces the daily payment for three of the case-mix categories on a sliding scale; and addition of these sums to the non-case-mix adjusted component. PDPM uses the five-day resident assessment for determining the Medicare rate for the resident’s entire Part A stay, eliminating the resource utilization grouping requirement for additional assessments on days 14, 30, 60 and 90. The rule allows a skilled nursing facility (“SNF”) to reclassify a resident after the five-day assessment under an optional Interim Payment Assessment (“IPA”), but CMS has not yet defined criteria for triggering an IPA.

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

Government Reimbursement Programs — Pharmacy

The operations of our Pharmacy segment are subject to certain rules implemented by MMA and, in the future, may be subject to other rules previously implemented by MMA with respect to certain providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in certain areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain DME provided under Medicare Part B in certain areas with the goal of offering beneficiaries access to quality with lower out-of-pockets costs. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries beginning in certain designated competitive bidding areas (“CBAs”). CMS implemented a competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services in specified CBAs. Pursuant to Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products. Under these rules and the resulting expansion plan, CMS has applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas covered in Rounds 1, 2 and Round Recompete of the Competitive Bidding Program (“CBP”). All DMEPOS CBP contracts expired on December 31, 2018. Beginning January 1, 2019, there was a temporary gap in the DMEPOS CBP test that ended December 31, 2020. On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 1 2017 and Round 2 Recompete into a single round of competition named Round 2021. Round 2021competed sixteen (16) product categories in 130 CBAs, which, for Louisiana, included the CBAs in New Orleans-Metairie and Baton Rouge. On April 9, 2020, the non-invasive ventilators product category was removed from Round 2021 due to the novel COVID-19 pandemic. On October 27, 2020, CMS announced the Round 2021 single payment amounts (“SPAs”) and began offering contracts for the off-the-shelf (“OTS”) back braces and OTS knee braces product categories in 127 CBAs. All of the Round 2021 SPAs became effective January 1, 2021, and extend through December 31, 2023. All other product categories were removed from Round 2021. CMS is required by law to recompete contracts under the DMEPOS CBP at least once every three years. We cannot assure you that our Pharmacy segment will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future either at the current reimbursement rates, or, if at all, under a competitive bid program.

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

Section 303(d) of the MMA also requires the implementation of a competitive acquisition program (the “Part B CAP”) for Medicare Part B drugs and biological not paid on a cost or prospective payment system basis. The Part B CAP is an alternative to the ASP methodology for acquiring certain Part B drugs which are administered incident to a physician’s services. Currently, the Part B CAP is a voluntary program that offers physicians the option to acquire many injectable and infused drugs they use in their practice from an approved Part B CAP vendor, thus reducing the time and cost of buying and billing for drugs. Currently, the Part B CAP drugs and Biologicals is only for injectable and infused drugs currently billed under Part B that are administered in a physician’s office, “incident to” a physician’s service.

At least one Medicaid program has adopted, and other Medicaid programs, states and some private payors may be expected to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for additional drugs sold by our Pharmacy Segment operations could reduce revenue and gross margins and could materially affect our current average wholesale price (“AWP”) based reimbursement structure with private payors.

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

Non-government Reimbursement Arrangements—Pharmacy

Major insurance and commercial payors for pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers ("PBMs")have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers, such as Walgreens, CVS and Wal-Mart, have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with PBMs to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DMEPOS products directly to patients via online ordering and remote fulfillment. These non-government reimbursement arrangements have had a negative effect on our Pharmacy segment. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arrangements will not have an increasingly negative impact on our Pharmacy segment revenues and profitability in the future.

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

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Mississippi, where a SunLink subsidiary currently operates a hospital and an extended care and rehabilitation center has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. SunLink is unable to predict whether its Healthcare Services subsidiaries will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such CONs are required.

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

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from future participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our subsidiary hospital complies with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether Trace will be able to comply with any new requirements. Trace does not offer an emergency department.

Proposed Nursing Home minimum staffing requirements

The U.S. Department of Health and Human Services ("HHS") through CMS has issued a proposal that would establish comprehensive staffing requirements for nursing homes, including for the first time, national minimum nurse staffing standards. Under this proposal, nursing homes participating in Medicare and Medicaid would be required to meet specific nursing home staffing levels which are likely to be higher than the current required staffing levels prescribed by the state of Mississippi in which we operate. The potential increased cost of this proposal could adversely affect the operating profit of our nursing facility.

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

Pharmaceutical Distribution

Our Pharmacy subsidiary, in addition to retail pharmacy walk-in customers, distributes pharmaceuticals through a variety of delivery methods, including mail and express delivery services. Louisiana and many other states have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of these state within which the dispensing pharmacy is located. Such laws may adversely affect the ability to expand our Pharmacy operations outside of Louisiana.

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

Hospitals continue to be one of the primary focus areas of the Office of the Inspector General (“OIG”) of the United States and other governmental fraud and abuse programs and the OIG has issued and periodically updates compliance program guidance for hospitals. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse.

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

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100. Compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, CMS has issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the ACA that created potential liabilities under the Federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

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

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require healthcare providers to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy segment operations. Our Healthcare Services and Pharmacy segments’ operations each have one or more compliance officers and develop remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Our Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and in the industries in which we operate. A toll-free hotline also is maintained to permit employees to report compliance concerns on an anonymous basis.

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

The continued spread of COVID-19 and its sub-variants exacerbate and may extend the current adverse economic environment for healthcare providers. While certain healthcare spending is considered non-discretionary and may not be significantly affected by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’s hospital, clinics, extended care and rehabilitation center, and Pharmacy segment business. As a result of the COVID-19 pandemic and its aftermath, the Company and its subsidiaries have and continue to experience more variable demand for its services as well as increases in costs relating to less efficient operating procedures, increased cost of supplies, and increased salaries, wages and benefits. Accordingly, the continuing impact of the pandemic could result in an increase in uncollectible self-pay revenues and a decreased in patient volumes at Trace Regional Hospital and Trace Extended Care and Rehabilitation Center, as well as decreased sales volume by SunLink’s Pharmacy segment business.

If our operations continue to generate operating losses, we could exhaust cash on hand and may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced Federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in both our Healthcare Services and Pharmacy businesses), uncollectible self-pay net revenues of our Healthcare Services segment, increased salary expenses for employees in general, including employed physicians and nursing staff, and decreased patient volume at our facilities as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy segment, and by our corporate overhead. Recent cost increases due to inflation and supply chain disruption has negatively impacted our operations, among other reasons, because most of our revenue is derived from government reimbursement which has not kept up with our cost increases. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. The impact of these factors were mitigated by government support payments (PPP loans and PRF) during the COVID-19 pandemic in the fiscal years ended June 30, 2022 and 2021, respectively, but no new government support payment programs were implemented in response to the COVID-19 pandemic. This pandemic resulted in reduced capacity in physicians and other healthcare providers in our Healthcare Services segment and our healthcare providers in our Pharmacy segment. Further deterioration in our operating environment in the aftermath of the COVID-19 pandemic and the absence of new government support payments to address such deterioration would negatively impact our results of operations and cash flows.

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

SunLink’s operations and growth by merger and or acquisition strategy may require significant capital investments from time to time. Significant capital investments were made in the Healthcare Services Segment and the Pharmacy in 2023, 2022 and 2021, and may be required for capital improvements in connection with existing operations and for future acquired operations. SunLink’s ability to make capital investments depends on numerous factors, such as the availability of funds from operations and cost and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain necessary funds could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries, reduce earnings (or increase losses) and otherwise negatively affect future operations and our financial position.

Healthcare reform initiatives have resulted in significant changes to the United States healthcare system some of which may adversely affect our business.

Healthcare reform initiatives, including the enactment of the ACA, managed Medicaid initiatives, and commercially managed healthcare programs (including those relating to acute care services, diagnostic procedures and tests, laboratory services, drug formularies, pharmacy dispensing, and other programs) have impacted each of our businesses in some manner. These reforms are very significant and, ultimately, could further change the nature of our services, the methods and amounts of payment for our services, and the underlying regulatory environment.

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

Due to the “opioid crisis”, the DEA has added regulations and increased its scrutiny of drug dispensing at both the retail and wholesale level. As a result, physicians and pharmacists are more cautious about dispensing certain drugs and wholesalers monitor drug purchases by their customers. In addition, wholesalers are more closely monitored by the DEA and may limit the volume and delivery of drugs.

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

Reforms in Pharmacy distribution and dispensing have impacted and may further impact our Pharmacy business

PBMs have undertaken a number of actions, primarily in an effort to reduce cost and increase their own profitability, which have impacted our Pharmacy segment business. These actions include limiting reimbursable drug formularies, requiring outcome and quality reporting, and implementing claw backs, takebacks and penalties for alleged and substantially defined noncompliance with various contract terms, some of which may not be known at the time a prescription is filled. In addition, PBMs and manufacturers have limited the drugs which independent pharmacies (including our pharmacy subsidiary) may dispense and receive reimbursement for; and in some cases have determined not to contract with independent pharmacies for dispensing services at all, preferring to provide “direct-to-consumers” type distribution. In addition, the recent purchase or merger of PBMs and insurance companies effectively allows the combined business to control distribution, dispensing, pricing and payment of drugs from the manufacturer to the consumer. This “vertical integration” of the pharmacy distribution and dispensing system in the United States could have the effect of eliminating independent pharmacies, limiting the drugs available for dispensing to patients, and may reduce prices below dispensing costs. Any of these pharmacy reforms could result in an adverse effect on our Pharmacy segment business.

Continued supply chain shortages could increase our costs of operations or adversely affect our results of operations.

Shortages, delays, increased costs, and governmental restrictions arising in the aftermath of the COVID-19 pandemic as well as increased demand have disrupted and may continue to disrupt the ability of our subsidiaries to procure items used in their operations especially with respect to access to respiratory equipment and certain personal protective equipment and cleaning products. A severe inability to obtain items or substantially increased costs for items, particularly items sold by our pharmacy operations, could have an adverse effect on our results of operations if we are unable to pass such costs along to patients and customers.

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

The rate of COVID-19 infections and hospitalizations have been higher in more rural areas of the country due to, among other things, higher populations of unvaccinated persons. A higher infection and/or hospitalization rate is likely to have an adverse impact on the ability of Trace to perform services that may generate higher revenues and may prolong its material adverse effects in the aftermath of the COVID-19 pandemic.

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

The success of our operations depends on the ability to attract and retain executive officers, managers, related health care employees and IT staff, as well as on the ability of subsidiary-based officers and key employees to manage growth successfully. SunLink’s subsidiaries have been able to attract healthcare subsidiary management; however, if the subsidiaries or corporate staff is unable to attract and retain effective management, the operating performance could decline.

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

In addition to the management personnel which each subsidiary employs, our Healthcare Services operations are dependent on the efforts, ability, and experience of our healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally employees of an individual subsidiary and physicians may be employed or join our medical staff as independent contractors. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our subsidiaries to decline. As a result of the COVID-19 pandemic and its aftermath, the Healthcare Services and Pharmacy segments have both experienced reduced capacity and absences by our healthcare providers.

The majority of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

The majority of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 63% and 74% of our consolidated net revenues were derived from the Medicare and Medicaid programs for the years ended June 30, 2023 and June 30, 2022, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs. In addition, Mississippi has not expanded Medicaid or set-up healthcare exchanges. Further, Federal proposals to reduce physician payments may reduce physician participation in hospital services, lower referral of patients and increase the cost of attracting physicians.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies, PBMs and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. Our community hospital operations derived approximately 30% and 11% of their consolidated net patient revenues for the fiscal year ended June 30, 2023 and June 30, 2022, respectively, from private payors and other non-governmental sources who contributed less than 6% of consolidated patient days. Initiatives such as managed care organizations offering prepaid and discounted medical services packages, have adversely affected hospital revenue growth throughout the country and such packages represent an increasing portion of our subsidiary’s hospital’s admissions and outpatient revenues and have resulted in reduced revenue growth at our current and former subsidiaries’ hospitals. In addition, private payors increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as HMOs and PPOs. If our subsidiaries, specifically our hospital subsidiary operations, are unable to contain costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, the results of our Healthcare Services facility segment operations and cash flow will be adversely affected and the results of our consolidated operations and our consolidated cash flow similarly likely would be adversely affected.

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

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. We have made investments in technology to protect our systems, equipment and medical devices and information from cybersecurity risks including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. Also in connection with any cyber-attack, we likely would be subject to one or more purported class action lawsuits, as well as government investigations by various State Attorneys General and the U.S. HHS Office for Civil Rights, and could be subject to additional litigation, potential governmental inquiries and potential reputation damages.

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

In addition to the current COVID-19 pandemic and its aftermath, if one or more additional pandemics, epidemics, or outbreaks of an infectious disease or other public health crisis were to affect our markets, our business could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially in facilities that fail to accurately or timely diagnose or isolate infected persons, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, an additional pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. In particular, while it is uncertain the extent to which the coronavirus may impact our business, given that a portion of pharmaceuticals and medical supplies used at our facilities are sourced from China, in the event that the coronavirus outbreak or another infectious disease outbreak, or any actions taken by the Chinese government or other governmental authorities in connection therewith, were to disrupt the supply of these pharmaceuticals and/or medical supplies, then our business could be adversely affected. In addition, although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a worsening of the COVID-19 pandemic or additional pandemics, epidemics or outbreaks of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

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

There is no assurance that we will have the financial resources to fund any substantial capital improvements for our Trace facility or any other subsidiary, which may face additional competition, or that even if financial resources are available to us, that projected operating results will justify such expenditures. An inability to fund or the infeasibility of funding capital improvements could directly or indirectly have an adverse impact on our revenues through lower utilization, increased difficulty in the recruitment of physicians or other service providers and otherwise as a result of increased competition.

SunLink’s subsidiaries’ Healthcare Services may be subject to, and depend on, CON laws which could affect their ability to operate profitably.

Mississippi currently has laws requiring approval for the purchase, construction or expansion of various Healthcare Services including hospitals, extended care and rehabilitation centers, nursing homes and ambulatory surgery centers and the provision of various services. Under such CON laws, prior state approval is required for the acquisition of major medical equipment or the purchase, lease, construction, expansion, sale or closure of covered healthcare facilities, based on a determination of need for additional or expanded facilities or services. The failure to obtain any required CON may impair SunLink’s subsidiaries’ ability to operate profitably.

In addition, the elimination or modification of CON laws in Mississippi, where our hospital and extended care and rehabilitation center operates, could subject such facilities to greater competition making it more difficult to operate profitably.

The success of SunLink’s hospital subsidiary depends upon, among other things, its ability to maintain good relationships with the physicians and, if the hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

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

Changes in the laws which would increase minimum staffing levels for skilled nursing facilities

The U.S. Department of Health and Human Services ("HHS") through CMS has issued a proposal that would establish comprehensive staffing requirements for nursing homes, including for the first time, national minimum nurse staffing standards. Under this proposal, nursing homes participating in Medicare and Medicaid would be required to meet specific nursing home staffing levels which, in our rural nursing facility are likely to be higher than the current required staffing levels prescribed by the state of Mississippi in which we operate. The potential increased cost of this proposal could adversely effect the operating profit of our nursing facility.

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy segment may be adversely affected by changes in government reimbursement regulations and payment levels.

For the years ended June 30, 2023 and June 30, 2022, the operations of our Pharmacy segment derived approximately 62% and 69%, respectively, of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

There is no assurance that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the Pharmacy segment or that the Pharmacy segment will continue to be able to operate our Pharmacy segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which the Pharmacy segment operates, or may seek to operate, in particular or the Pharmacy segment would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

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

The DME service line of the Pharmacy segment may be adversely affected by further changes in government reimbursement regulations and payment levels, especially if the DME service line becomes subject to additional competitive bidding procedures.

The Pharmacy segment is currently subject to the expanded provisions of the Medicare competitive bidding program which have had a negative impact on the prices we receive for DME. The current provisions could be expanded or changed in the future. Any additional changes in government reimbursement or payment amounts could have a further adverse effect on our consolidated results of operations.

The operations of our Pharmacy segment depend on a continuous supply of key products. Any shortages of key products could adversely affect the business of the Pharmacy segment.

Many of the products distributed by the operations of our Pharmacy segment are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products distributed by the Pharmacy segment are in short supply for extended periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Pharmacy segment are highly dependent on our relationship with and the stability of one key supplier, and the loss of such key supplier could adversely affect the business of the Pharmacy segment.

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy segment and our consolidated results of operations. The largest supplier for the Pharmacy segment accounted for approximately 77% and 75% of the segment’s cost of goods sold in the fiscal years ended June 30, 2023 and June 30, 2022, respectively. In addition, the Pharmacy segment has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

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

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2023, was $4,486, of which a substantial portion was received as government support funds relating to the COVID-19 pandemic and is subject to extensive terms and conditions. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

The Company is currently limited in its ability to raise capital, debt or equity, in the public or private markets on what it considers acceptable terms was likely nonexistent. The Company and its subsidiaries currently must fund working capital needs from cash on hand, cash from operations or cash from the sale of additional assets, and we cannot assure you that we will be successful in improving our results of operations, reducing our costs, obtaining additional credit facilities or selling additional assets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of the date of filing of this Annual Report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Trace Regional Hospital (49)	Houston, MS	76,344		February 1, 2001	Owned
Trace Extended Care and Rehabilitation Center (66)	Houston, MS	32,700		February 1, 2001	Owned
Trace Regional Hospital clinic	Okolona, MS	1,450		May 20, 2022	Owned
Houston, MS land	Houston, MS	5.3 acres	(1)	February 1, 2001	Owned
Ellijay, GA land	Ellijay, GA	24.7 acres	(1)	October 1, 2019	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(2)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(3)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(5)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	1,121	(6)	June 1, 1998	Leased

(1)
This owned property is currently undeveloped.
(2)
Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2026 and provides for a renewal of the lease for a five-year term. Includes an additional lease which commenced in June 2018, of approximately 2,400 square feet of off-site warehouse space and which expires in May 2024.
(3)
This lease is for a store location and warehouse space. It expires in October 2025.
(4)
This lease is for a store location and warehouse space and expires in December 2024.
(5)
This lease is for a store location in a medical office building and expires in August 2024. This lease provides for a renewal of the lease at the expiration date at our option for the three-year term.
(6)
This lease is for office space for corporate staff and SunLink Health Systems Technology (“SHST”). The lease expires in June 2025. SHST staff generally work from home when not at client locations.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2023, there were approximately 249 registered holders of SunLink common shares.

Equiniti Trust Company is the Transfer Agent and Registrar for our common shares. For all shareholder inquiries, call Equiniti Trust Company Shareholder Services Department at 1-888-999-0032.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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

2023—$1,346; and

2022—$967

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

If net revenues during fiscal year 2023 were changed by 1%, our 2023 after-tax income from continuing operations would change by approximately $479 or diluted earnings per share of $0.07.

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
Revenue recognition / Net Patient Service Revenues

For our Healthcare Services segment, we recognize revenues in the period in which services are provided. For our Pharmacy segment, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues and patient receivables are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2023 (as a percentage of total revenues):

Medicare—39.6%;

Medicaid—23.2%; and

Commercial insurance and other sources—20.0%.

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

2023—$151 and

2022—$33.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2023 were changed by 1%, our 2023 after-tax income from continuing operations would change by approximately $95. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

	2023	2022
Pharmacy
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare License	623	623
	2,892	2,892
Accumulated amortization	(1,712)	(1,691)
Total	$1,180	$1,201

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare and pharmacy related services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 through March 31, 2021. A tail insurance policy has been purchased for claims occurring on or before March 31, 2021 which has a $750 per incident self-insured retention. For claims occurring after March 31, 2021, claims made insurance policies have been purchased with $1,000 on individual malpractice claims for the contract years commencing April 1, 2021 through March 31, 2024.

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

2023—$190 and

2022—$111

The total increases for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2023—$386; and

2022—$454.

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

2023—$(69); and

2022—$(69).

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2023—$8,286; and

2022—$7,919.

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

Our deferred tax assets were $8,286 at June 30, 2023, excluding the impact of valuation allowances. At June 30, 2023, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $8,286 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2023, we would incur approximately $0 of additional tax expense for 2023 plus applicable penalties and interest.

Financial Summary

The results of continuing operations shown in the historical summary below are for our two business segments, Healthcare Services and Pharmacy.

	2023	2022
Net Revenues—Healthcare Services	$14,441	$13,409
Net Revenues—Pharmacy	33,508	27,935
Total Net Revenues	47,949	41,344
Costs and expenses	(50,271)	(46,684)
Operating profit (loss)	(2,322)	(5,340)
Federal stimulus - Pandemic relief funds	510	720
Forgiveness of PPP loans and accrued interest	0	3,010
Interest Income (Expense), net	120	(15)
Gain on sale of assets	30	10
Earnings (loss) from continuing operations before income taxes	$(1,662)	$(1,615)

Healthcare Services segment:
Hospital and Extended Care and Rehabilitation Center Admissions	370	444

Hospital and Extended Care and Rehabilitation Center Patient Days	25,791	22,507

Results of Operations

Our net revenues are principally from our two business segments, Healthcare Services and Pharmacy. The Company’s net revenues by payor were as follows for the years ended June 30, 2023 and 2022:

	2023	2022
Medicare	$18,983	$20,025
Medicaid	11,130	10,493
Retail and Institutional Pharmacy	7,271	5,879
Managed Care & Other Insurance	9,576	3,642
Self-pay	872	1,199
Other	117	106
Total Net Revenues	$47,949	$41,344

Healthcare Services net revenues in the current year are composed of revenues from its hospital, clinics, extended care and rehabilitation center, and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. Healthcare Services net revenues increased $1,032, or 7.7% in the year ended June 30, 2023 compared to the year ended June 30, 2022. The increase in net revenues for fiscal 2023 resulted primarily from a 21.4% increase in extended care and rehabilitation center patient days compared to the prior year patient days. Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $151 for the year ended June 30, 2023 and $33 for the year ended June 30, 2022.

Pharmacy Segment net revenues for the year ended June 30, 2023 of $33,508 increased 20.0% from the prior year. The increased net revenues include the recognition of prior periods' accrued sales tax of $2,615. Total scripts filled increased 6.1% while Durable Medical Equipment (“DME”) sales orders decreased 2.1% for the year ended June 30, 2023 from the prior year. Retail pharmacy sales increased 25.5% for the year ended June 30, 2023 from the prior year due to a 25.4% increase in per script net revenues. Institutional pharmacy sales increased 16.4% for the year ended June 30, 2023 from the prior year due to a 8.0% increase in per script net revenues. DME sales increased, 21.2% for the year ended June 30, 2023 from the prior year due to a 23.8% increase in per script net revenues.

Costs and expenses, including depreciation and amortization, were $50,271 and $46,684 for the fiscal years ended June 30, 2023 and 2022, respectively. Costs and expenses as a percentage of net revenues were:

	2023	2022
Cost of goods sold	38.8%	39.7%
Salaries, wages and benefits	40.0%	46.0%
Supplies	2.8%	3.1%
Purchased services	8.6%	8.6%
Other operating expenses	9.9%	10.5%
Rent and lease expense	1.0%	1.3%
Depreciation and amortization expense	3.7%	3.7%

Cost of goods sold as a percent of net revenues decreased 1.1% in the fiscal year ended June 30, 2022 compared to the prior fiscal year due to the increased net revenue in the most recent year which included the recognition of prior periods' accrued sales tax of $2,615, not withstanding the increased cost of drugs and supplies this year. Salaries, wages and benefits expense as a percent of net revenues decreased 6.2% this year compared to the prior fiscal year primarily due to the use of outside purchased services which replaced certain Healthcare Services segment employees in light of our difficulties attracting qualified employees.

Operating loss was $2,322 for the fiscal year ended June 30, 2023 compared to an operating loss of $5,340 for the year ended June 30, 2022. The operating loss in the year ended June 30, 2023 decreased $3,018 compared to the prior fiscal year resulted primarily as a result of increased Healthcare Services and Pharmacy segments net revenues in the most recent fiscal year.

Forgiveness of PPP loan and accrued interest

During the fiscal year ended June 30, 2022, $2,972 of our PPP loans and related $38 of accrued interest were forgiven by the SBA and recorded as income relating to the PPP loan forgiveness. As of June 30, 2022, all PPP loans were forgiven by the SBA.

Other Income - Federal stimulus – Pandemic relief funds

As part of CARES, two subsidiaries received total payments of $6,182 under the Provider Relief Fund (“PRF”). The Company recognized income when it was able to comply with the relevant conditions of the grants. During the fiscal year ended June 30, 2023, $510 of these funds were recognized as Other Income for reimbursement of Lost Revenues and for COVID-19 related expenses compared to $720 for the fiscal year ended June 30, 2022.

Interest Income (Expense)-net

Interest income, net was $120 for the fiscal year ended June 30, 2023, compared to $15 net interest expense for the year ended June 30, 2022. The interest income, net, for the year ended June 30, 2023, resulted primarily from interest income received on ERC refund claims received. The interest expense, net, for the year ended June 30, 2022, consisted primarily of interest accrued on PPP loans in those fiscal years.

Income Taxes

We recorded income tax benefit of $7 (all state tax benefit) for the fiscal year ended June 30, 2023 compared to an income tax expense of $107 ($60 federal and $47 state tax expense) for the fiscal year ended June 30, 2022.

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2023 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in tax income in the Company’s tax returns in the quarter in which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, the deduction of expenses associated with forgiven PPP loan proceeds is specifically permitted. It is the Company’s assumption at June 30, 2023 that all PPP Loan associated expenses will be deductible for income tax.

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

At June 30, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,286 against the deferred tax asset so that there is no net long-term deferred income tax asset at June 20, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 was established during the year ended June 30, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at June 30, 2023 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $24,802.

Discontinued Operations

Loss from discontinued operations net of income tax was $140 for the year ended June 30, 2023, and loss from discontinued operations net of income taxes were $287 for the year ended June 30, 2022. The results of all the businesses in discontinued operations are presented below:

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of five hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The loss for the fiscal year ended June 30, 2023 of the Other Sold Hospitals resulted primarily from retained professional liability claims and workers compensation expenses. The loss before income taxes for the fiscal year ended June 30, 2022 resulted primarily from retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2023 and 2022.

Discontinued Operations—Summary Statement of Earnings Information

	2023	2022
Net Revenues:
Sold Hospitals	$21	$24

Earnings (Loss) before Income Taxes:
Sold Hospitals	$(139)	$(243)
Life sciences and engineering	(1)	(44)
Earnings (loss) before income taxes	(140)	(287)
Income tax expense	0	0
Earnings (Loss) from discontinued operations	$(140)	$(287)

Net Earnings (Loss) — Net loss for the year ended June 30, 2023 was $1,795 (or a loss of $0.26 per fully diluted share) compared to a net loss for the year ended June 30, 2022 of $2,009 (or a loss of $0.29 per fully diluted share).

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $4,486 at June 30, 2023. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain.

CARES Act Funds - Among the relief provided to health care providers under the CARES Act were grants under PRF and forgivable loans under PPP. We have received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received.

Subject to the effects, risks and uncertainties associated with the COVID-19 pandemic and its aftermath and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations related to long-term debt, non-cancelable operating leases and interest on outstanding debt from continuing operations at June 30, 2023 is shown in the following table. The interest on variable interest debt is calculated at the interest rate in effect at June 30, 2023.

Payments due in:	Long-Term Debt	Interest on Long-Term Debt
1 year	$14	$1
2 years	0	0
3 years	0	0
4 years	0	0
5 years	0	0
More than 5 years	0	0
	$14	$1

Long-term Debt —At June 30, 2023, we had outstanding long-term debt of finance lease debt of $14.

The Company's Pharmacy Segment currently expects to purchase capitalizable DME approximately $1,000 to be rented to customers during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Healthcare Services and Pharmacy segments will be needed during the next twelve months. Although there is no estimate of those expenditures, they are expected to be at a substantially lower level than fiscal years 2023 and 2022. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the twelve months ended June 30, 2023, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the twelve months ended June 30, 2023. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the continuing impact of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 6 and 9 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges in 2022 and 2023 will mitigate.

Related Party Transactions

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $264 and $141 to the law firm in the fiscal years ended June 30, 2023 and 2022, respectively. Included in the Company’s consolidated balance sheets at June 30, 2023 and 2022 is $36 and $15 of amounts payable to the law firm.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters during the years ended June 30, 2023 and 2022.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2023, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions the Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

Identification of Directors

The following table sets forth certain information about the directors of the Company.

	Name and Offices Presently Held with Company	Director Since
C. Michael Ford	Director	1999
Howard E. Turner	Director	1999

Robert M. Thornton, Jr	Director, Chairman, President and Chief Executive Officer	1996
Dr. Steven J. Baileys	Director	2000

Gene E. Burleson	Director	2003

Name and Offices Presently Held with Company	Director Since

Mark J. Stockslager Chief Financial Officer and Director 2023

Certain information concerning each person listed in the above table, including his or her principal occupation for at least the last five (5) years, is set forth below.

Robert M. Thornton, Jr., 74, has been Chairman and Chief Executive Officer of the Company since September 10, 1998, President since July 16, 1996, and was Chief Financial Officer from July 18, 1997, through August 31, 2002. From October 1994 to the present, Mr. Thornton also is a private investor in, and, since March 1995, has been Chairman and Chief Executive Officer of, CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was an officer and director of and held various executive offices with Hallmark Healthcare Corporation from October 1989 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. Mr. Thornton was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Dr. Steven J. Baileys, 69, is a private investor and was Chairman of the Board of Directors of SafeGuard Health Enterprises, Inc., a public dental care benefits company, from July 1995 to June 2004. Dr. Baileys was Chief Executive Officer of SafeGuard from April 1995 to February 2000, its President from December 1981 until May 1997, and its Chief Operating Officer from December 1981 until April 1995. Dr. Baileys is licensed to practice dentistry in the State of California. Dr. Baileys was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Gene E. Burleson, 82, is a private investor and was Chairman of PET DRx Corporation from June 2005 to July 1, 2010 and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson has served as a Director on the Board of Highmark New York since 2013. He currently serves on the Board of Applied UV. Mr. Burleson was Chairman of the Board of GranCare Inc. from October 1990 to November 1997 and President and Chief Executive Officer of GranCare Inc. from December 1989 to February 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer, and Director of American Medical International Inc. (“AMI”). Mr. Burleson served as Managing Director of AMI’s international operations from May 1981 to June 1986. Mr. Burleson was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

C. Michael Ford, 84, has been President of Ocmulgee Land Trust, Inc. since July 2011. Mr. Ford was the Chief Executive Officer of Newtown Macon, Inc. from December 2003 to March 2014. He was Chairman of the Board of In Home Health, Inc. from February 2000 to December 2000. Mr. Ford also served as Vice President of Development of Columbia/HCA Healthcare Corporation from September 1994 to September 1997 and was Vice President of Marketing of Meditrust Corp. from October 1993 to September 1994. Mr. Ford was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Howard E. Turner, 81, served as a partner in the law firm of Smith, Gambrell & Russell, LLP, 1971 to December 31, 2022, when he changed status to senior counsel in that firm. Mr. Turner has served in the past as a director of Avlease, Ltd., a lessor of large commercial aircraft, and as an officer and director of Historic Motorsports Holdings, Ltd. Mr. Turner provides legal services to the Company through the law firm, Smith, Gambrell & Russell, LLP, as requested by the Company. Mr. Turner was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Mark J. Stockslager, 64, has been SunLink’s Chief Financial Officer since July 1, 2007. He was interim Chief Financial Officer from November 6, 2006 until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998 and was Corporate Controller from November 6, 1996 to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Audit Committee

The audit committee’s primary function is to assist the board in fulfilling its oversight responsibilities by:

• selecting the Company’s independent registered public accounting firm and evaluating the independence, performance, and continued retention of such accounting firm;

• reviewing the Company’s auditing, accounting, and financial reporting processes generally;

• reviewing the Company’s systems of internal controls regarding finance, accounting, legal, and compliance that management and the board have established;

• reviewing the integrity of the financial statements and other financial information provided by the Company to the Company’s shareholders, the general public, and the SEC, including:

• reviewing and discussing with management and the independent registered public accounting firm the financial statements to be included in the Company’s annual report on Form 10-K for filing with the SEC;

• discussing with the independent registered public accounting firm the conduct of the audit, the adequacy and effectiveness of the Company’s accounting and financial controls, and the written disclosures required by Independence Standards Board Standard No. 1 regarding such firm’s independence;

• meeting separately with the independent registered public accounting firm and with the Company’s internal auditor, as well as the Company’s other management, to discuss the results of their audits; and

• reviewing and discussing with management and the independent registered public accounting firm the Company’s interim financial statements as included in the Company’s quarterly reports;

• reviewing the potential engagement of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement and approving any such engagement;

• reassessing annually the adequacy of the audit committee charter and recommending any proposed changes to the board for approval;

• reporting to the Company’s board the conclusions with respect to the matters that the audit committee has considered; and

• examining such other areas or activities consistent with the audit committee charter, the Company’s Code of Regulations, and governing law as the audit committee or board deem appropriate.

The audit committee has adopted a procedure to receive allegations on any fraudulent accounting issues through a toll-free telephone number and email as set out in the Company’s Code of Conduct.

Each member of the audit committee is independent as defined in Section 803(A) of the NYSE American exchange Company Guide and Rule 10A-3 of the Exchange Act. The board has also determined that Mr. Ford meets the requirements for being an “audit committee financial expert” pursuant to Section 407 of the Sarbanes-Oxley Act of 2002. Our audit committee charter is available on our website at www.sunlinkhealth.com.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 27, 2023, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	74
Mark J. Stockslager	Director, Chief Financial Officer and Principal Accounting Officer	64
Sheila G. Brockman Byron D. Finn	Vice President – SunLink Health Systems, Inc., Chairperson of Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	63 73

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

Mark J. Stockslager has been SunLink’s Chief Financial Officer since July 1, 2007 and a Director of SunLink since July 20, 2023 . He was interim Chief Financial Officer from November 6, 2006 until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998 and was Corporate Controller from November 6, 1996 to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

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

CORPORATE GOVERNANCE

Our business is managed by the Company’s employees under the direction and oversight of the board of directors. Except for Mr. Thornton and Mr. Stockslager, none of our board members is an employee of the Company. The board limits membership on the audit committee and the executive compensation committee (referred to in this Annual Report as the “compensation committee”) to independent non-management directors. We keep board members informed of our business through discussions with management, materials we provide to them, visits to our offices and facilities, and their participation in board and board committee meetings.

The board has adopted charters for the standing board committees (other than the executive committee), resolutions governing the process for identification and nomination of candidates for the board, and the Company’s code of ethics, known as the SunLink Health Systems, Inc. Code of Conduct. These documents, together with the Company’s Articles of Incorporation and Code of Regulations, provide the framework for the governance of the Company. Our Code of Conduct is applicable to our directors and our employees, including our principal executive officer and principal financial officer. Members of our board are required to certify compliance with our Code of Conduct. Any amendment to or waiver of our Code of Conduct for any board member, our chief executive officer, our chief financial officer, or any other executive officer as well as our comptroller and any other similar accounting officer will be disclosed on our website, www.sunlinkhealth.com.

A complete copy of the charters of the board committees, the resolutions governing the process for identification and nomination of candidates for the board and the Code of Conduct for employees, as in effect from time-to-time, may be found on the Company’s website at www.sunlinkhealth.com. Copies of these materials are also available to shareholders without charge upon written request to the Secretary of the Company.

Summary of the Corporate Governance Principles

Board and Leadership Structure

The Company’s Code of Regulations provide for a minimum of six (6) and a maximum of eight (8) directors, as determined by the board from time-to-time. The Company’s Board currently consists of five (5) directors. Although there is currently a vacancy on the Board arising from the resignation of a former director in February 2021 and the Board has previously considered possible candidates to fill such vacancy, the Board currently has not identified a candidate to fill the vacant seat and cannot predict whether it will identify a candidate to fill such seat and the timing thereof or whether it will ultimately determine to recommend to the shareholders an amendment to the Code of Regulations to reduce the size of the Board.

Our Company is led by Mr. Robert M. Thornton, Jr. who has served as chief executive officer and chairman of the board since 1998. We combine this traditional leadership structure with a board structure in which our non-management directors meet regularly outside of the presence of Mr. Thornton. We believe that this structure currently works best for the Company by providing us with the benefits of a single person setting the tone and having primary responsibility for managing our operations and provides clear leadership. At the same time, by having a board which is composed mainly of independent directors, including former CEOs, individuals with healthcare industry operating experience, and diverse other talents, we believe that we have created a board that is collegial, well versed in board processes and the duties of the committees on which they sit, and well engaged in their responsibilities. The board believes its members have no reticence about forcefully expressing their views while at the same time fully and fairly considering the views of their fellow directors, and that the members of the board have the experience and ability to critically evaluate the performance of our Chairman and CEO in implementing the strategic, as well as day to day, goals of the Company. Although the board periodically evaluates alternative board governance models and refinements to the existing structure, it believes, after assessing the current service of the Company’s Chairman and CEO and the current composition of the board, that the current board leadership structure is appropriate for the Company.

Independence

The board is required to consist of a majority of independent, non-management directors who meet the criteria for independence required by the NYSE American exchange. Under such rules, a director is independent if he or she does not have a material relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board annually evaluates each board member’s independence.

The board has determined that, as of September 22, 2023, four (4) of the Company’s six (6) incumbent directors are independent under these guidelines: Baileys, Burleson, Ford, and Turner. Mr. Thornton, as a management director, also participates in the board’s activities and provides valuable insights and advice. Each member of our audit and compensation committees is an independent director both under the general definition for board independence as well as any separate independence criteria for service on the applicable committee whether required by the SEC, the NYSE American exchange or SunLink. Independence requirements for committee service are set forth in the respective committee charters.

The non-management directors meet periodically in executive session without the management director present. The executive sessions of non-management directors are presided over by the director who is the chairperson of the committee responsible for the issue being discussed. General discussions, such as the review of the Company’s overall performance, are presided over by the chairperson or a director elected by a majority of the non-management directors.

Role of the Board in Risk Oversight

The business of the Company is managed by the Company’s employees under the direction and oversight of the board. Among the oversight activities of the board is the broad oversight of risk. Risk is inherent in virtually every business activity. Accordingly, the board’s primary role with respect to risk is to ensure that the Company’s management implements appropriate procedures designed to identify and, where possible, quantify and/or mitigate risks. The board administers its risk oversight function both at a board level and through its various committees. Our board committees consider, among other things, risk issues within their areas of responsibilities. For example: The audit committee oversees the accounting and financial reporting process, the adequacy of our risk-related internal financial controls, internal audit, the impact of risks on our current financial position, and related compliance matters. The compensation committee oversees the annual performance evaluations of executive management, succession planning, and the evaluation of risks that may be implicated by the Company’s compensation structure.

Director Share Ownership

SunLink believes that each director should have a personal investment in the Company. Each outside director (or future outside director, as the case may be) is required to own at least one thousand (1,000) common shares of SunLink. Each outside director (or future outside director, as the case may be) must maintain ownership of such number of common shares until such outside director ceases to serve as a member of the board. Each of our current directors has complied with such ownership requirement since at least July 1, 2008.

Annual Meeting Attendance

Although we do not have a formal policy regarding attendance by members of the board at our annual meeting of shareholders, the board encourages all of its members to attend the annual meeting of shareholders. In November 2022, all director nominees and all then directors were personally present at the annual meeting of shareholders.

Communications by and with Directors

In connection with the proper discharge of their duties, our independent non-management directors have access to individual members of management or to other employees of the Company on a confidential basis. Likewise, in connection with the discharge of their duties, non-management directors—as authorized by the board or a committee thereof—also have access to Company records and files, and our directors may contact other directors without informing Company management of the purpose or even the fact of such contact.

Shareholders may communicate with the board, board committees, non-employee directors as a group, and individual directors by submitting their communications in writing to SunLink Health Systems, Inc., 900 Circle 75 Parkway, Suite 690, Atlanta, Georgia 30339 Attention: Corporate Secretary. Any communication should contain (i) a representation that the shareholder is a holder of record of our common shares; (ii) the name and address, as they appear on our books, of the shareholder sending the communication; and (iii) the number of our common shares that are beneficially owned by such shareholder.

Our corporate secretary will forward communications to the intended recipients unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case our corporate secretary has the authority to discard the communication or to take appropriate legal action regarding the communication. Similarly, unsolicited advertisements or invitations to conferences or promotional material, in the discretion of our corporate secretary or her designee, may not be forwarded to the directors.

Related Party Transactions

The Company is subject to a variety of prohibitions on, or approval procedures with respect to, related party transactions.

First, the Company is subject to certain of the NYSE American exchange requirements which require shareholder approval of certain related party transactions. Second, the Company’s Code of Conduct prohibits related party transactions which could give rise to a conflict of interest including, but not limited to, employment by third parties that do business with the Company; conducting business, not on behalf of the Company, with the Company’s vendors, suppliers, and contractors; representing the Company in any transaction where such person representing the Company has a substantial personal interest; disclosure or use of confidential or inside information about the Company for personal gain; competition with the Company in any purchase, sale or ownership of property, property rights or interests; performing services for vendors or competitors of the Company; service on any board of directors or trustees that might conflict with the Company’s interests and; the acceptance of any faculty or speaker positions and any honoraria in connection therewith. A related party transaction must be approved by the Company’s compliance committee, or, in the case of a member of the board and/or an executive officer, such related party transaction must be approved by the board’s audit committee, with such action reported to the Company’s independent directors. To assist in identifying related party transactions, each director and executive officer is required, annually, to submit a Conflict-of-Interest Disclosure Statement. We have not adopted formal standards for the approval of related party transactions, but instead the compliance committee or the board reviews these transactions on a case-by-case basis and may approve such transactions that are in, or not inconsistent with, the best interests of the Company and its shareholders.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following sections of this Annual Report on Form 10-K set forth compensation information relating to the Company’s principal executive officer (Mr. Thornton, who is our Chief Executive Officer), the Company’s principal financial officer (Mr. Stockslager, who is our Chief Financial Officer), and our two other named executive officers (Mr. Finn, who is the President of SunLink ScriptsRx, LLC and Ms. Brockman, who is the Vice President of SunLink and Chairperson of Southern Health Corporation of Houston, Inc.).

Summary Compensation Table

The following table shows the compensation awarded or paid by SunLink for services rendered for the fiscal years ended June 30, 2023 and 2022 to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)(4)
Robert M. Thornton, Jr.	2023	378,000	30,000	0	601(5)	408,601
Chairman, President and Chief Executive Officer	2022	366,000	0	0	390(5)	366,390

Mark J. Stockslager	2023	204,000	20,000	0	761(5)	224,761
Chief Financial Officer and Principal Accounting Officer	2022	190,000	0	0	336(5)	190,336

Byron D. Finn	2023	234,000	20,000	N/A	366(5)	254,366
President, SunLink ScriptsRx, LLC	2022	210,000	0	N/A	250(5)	210,250

Sheila G. Brockman………………………………………………	2023	176,000	2,500	N/A	417(5)	178,917
Vice President of SunLink and Chairperson, Southern Health Corporation of Houston, Inc.	2022	170,000	0	N/A	408(5)	170,408

(1) Represents discretionary bonus awarded by the Company’s compensation committee in light of its judgment regarding management’s performance with respect to management of the Company’s finances, results of operations, dispositions of nonperforming assets and application of proceeds thereof, and other factors deemed relevant in the subjective discretion of the compensation committee. With respect to fiscal 2023 and 2022, the compensation committee retained full authority to determine, among other things, the identity of participants to whom any bonuses would be payable (if at all), whether facts and circumstances merited the award of any bonuses, and the amount of bonuses awarded, if any.

(2) The KRUG International Corp. Retirement Plan (the “Plan”), the Company’s sole defined benefit plan, was frozen and closed to new participants effective February 28, 1997. Mr. Thornton and Mr. Stockslager are the only named executive officers of the Company who are participants in the Plan and were credited with the years of service specified in the table below when the Plan was frozen. The amount reported in column four of the table above represents the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Plan from the measurement date used for financial statement reporting purposes for the prior completed fiscal year to the measurement date used for financial statement reporting purposes for the covered fiscal year. Because the Plan was frozen on February 28, 1997, compensation after such date is not used in determining a participant’s accrued benefit. The present value of the accumulated benefits for Mr. Thornton and Mr. Stockslager is $30,701 and $86,209, respectively. Mr. Thornton received a monthly benefit of $225 from the Plan during the fiscal year. The present value of accumulated benefits changes as it is determined as a net present value using an interest rate which changes quarterly as determined by the United States Department of Labor. At June 30, 2023, the estimated future monthly benefits to be received by Messrs. Thornton and Stockslager were $225 and $601, respectively.

Pension Benefits under Plan

Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Robert M. Thornton, Jr.	2	30,701	2,704
Mark J. Stockslager	8	86,209	0

(3) All other compensation consisted solely of life, medical, and dental insurance premiums paid above those premiums which are generally paid for all employees and 401k matching contributions made by the Company.

(4) None of the named executive officers received any stock awards or non-equity incentive compensation (other than annual bonuses) in fiscal 2023 or fiscal 2022.

(5) Consists solely of life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to common shares that may be issued upon the exercise of options and other awards outstanding under the Company’s existing equity compensation plans as of June 30, 2023 to the Company’s named executive officers.

Option Awards (1)
Name(1)	Number of Securities Underlying Unexercised Options (#)(1)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Robert M. Thornton, Jr.	20,000	—	1.49	09/12/2024
	20,000	—	1.49	09/12/2024
	20,000	—	1.49	09/12/2024

Mark J. Stockslager	10,000	—	1.49	09/12/2024
	10,000	—	1.49	09/12/2024
	10,000	—	1.49	09/12/2024

(1) Each option entitles the holder thereof to purchase one common share. There are no outstanding share awards for any named executive officers.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreements

Robert M. Thornton, Jr. Mr. Thornton, Chairman, President and Chief Executive Officer, is currently employed by the Company under the terms of an employment agreement effective July 1, 2005, as amended to date, for a term ending December 31, 2021. Absent notice, the contract provides for automatic renewal at the end of its then current term for a period of eighteen months. Mr. Thornton’s current employment agreement provides for a base salary at a rate of not less than $335,000 per annum plus any increases that may be granted at least annually by the Company. Mr. Thornton’s base salary for fiscal 2023 was $378,000. Mr. Thornton is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him additional equity compensation. Under his employment agreement, Mr. Thornton is also eligible to receive an annual bonus of up to seventy percent of his annual base salary if certain criteria established by the compensation committee (in consultation with him) are met. Mr. Thornton is eligible to participate in the Company’s medical, dental, life, and disability programs.

Mr. Thornton’s employment agreement also provides for severance payments in the event Mr. Thornton ceases to be employed by the Company. If Mr. Thornton is terminated due to death, disability or cause, he is entitled to the accrued compensation under his employment agreement, including a pro rata share of any annual bonus. If Mr. Thornton is terminated other than for death, disability or cause, he is entitled to receive severance payments equal to thirty months of his then current salary, a pro rata portion of any annual bonus for which goals have been proportionately met, and continuation of certain benefits for and during the thirty months following termination.

Mark J. Stockslager. Mr. Stockslager, Chief Financial Officer and Principal Accounting Officer is currently employed by the Company under the terms of an employment letter effective January 1, 2001. Mr. Stockslager’s current employment letter provides for a salary of at least $7,333 per month or $88,000 on an annualized basis, which will be reevaluated at least annually to determine if any adjustments should be made. Currently, Mr. Stockslager’s salary is $17,000 per month or $204,000 on an annualized basis. Additionally, Mr. Stockslager is also eligible to receive an annual bonus of up to sixty percent of his annual base salary if criteria established by the compensation committee are met. Mr. Stockslager is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him additional equity compensation. Mr. Stockslager is eligible to participate in the Company’s medical, dental, life and disability programs. Except as described below with respect to payments in connection with a change in control, if Mr. Stockslager is terminated, other than for cause, as determined by the board in its sole discretion, he is entitled to severance pay by continuation of his base salary for nine months.

Byron D. Finn.Mr. Finn, President, SunLink ScriptsRx, LLC is currently employed by the Company under the terms of an employment letter effective September 30, 2010. Mr. Finn’s current employment letter provides for a salary of $16,667 per month or $200,000 on an annualized basis, which will be reevaluated at least annually to determine if any adjustments should be made. Currently, Mr. Finn’s salary is $19,500 per month or $234,000 on an annualized basis. Additionally, Mr. Finn is eligible to receive an annual bonus of up to sixty percent of his annual base salary if criteria established by the compensation committee are met. Mr. Finn is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him equity compensation. Mr. Finn is eligible to participate in the Company’s medical, dental, life, and disability programs. If Mr. Finn is terminated, other than for cause, Mr. Finn will be entitled to receive severance pay by continuation of his base salary for six months.

Sheila G. Brockman. Ms. Brockman, Vice President of SunLink and the Chairperson of Southern Health Corporation of Houston, Inc. is currently employed by the Company under the terms of an employment letter effective October 1, 2020. Ms. Brockman’s employment letter provides for a current salary of $14,167 per month or $170,000 on an annualized basis, which is reevaluated at least annually to determine if any adjustment should be made. Additionally, Ms. Brockman is also eligible to receive an annual bonus. Any such bonus will be based on criteria which, together with amount, will be discretionary, as determined by the Compensation Committee and Board of Directors. Ms. Brockman is eligible to participate in the Company’s medical, dental, life and disability programs. Ms. Brockman is eligible for a “change of control” severance payment in the amount of six months base salary.

Change in Control Arrangements

With regard to the employment agreements with Mr. Thornton, Mr. Stockslager, and Mr. Finn, a “change in control” will be deemed to have occurred in the event that any of the following events shall have occurred (with defined terms, not otherwise defined herein, having the meanings associated with them in the employment agreements):

• Any Person, or Persons acting together that would constitute a “group,” together with any Affiliates or Related Persons thereof (other than any employee stock ownership plan), beneficially owns 40% or more of the total voting power of all classes of Voting Stock of the Company, except an acquisition by (i) an employee benefit plan maintained by the Company or another corporation controlled directly or indirectly by the Company; (ii) the Company or any Subsidiary; (iii) executive or any Person controlled by an executive, under common control with executive or acting in concert with executive; or (iv) any Person in connection with a non-control transaction;

• The individuals who, as of the date of the agreement, are members of the board (the “incumbent board”) cease for any reason to constitute at least two-thirds of the board; provided, however, that if the election, or nomination for election by the Company’s shareholders, of any new director was approved by a vote of at least two-thirds of the incumbent board, such new director shall, for purposes of change in control, be considered as a member of the incumbent board; provided, further, however, that no individual shall be considered a member of the incumbent board if such individual initially assumed office as a result of either an actual or threatened “Election Contest” (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the board (a “proxy contest”) including by reason of any agreement intended to avoid or settle any Election Contest or proxy contest;

• Approval by shareholders of SunLink of a merger, consolidation or reorganization involving the Company, unless

• the shareholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly, immediately following such merger, consolidation or reorganization, at least two-thirds of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the “surviving corporation”) in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation or reorganization, and

• the individuals who were members of the incumbent board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the surviving corporation; or

• If the executive’s employment is terminated prior to a change in control and the executive reasonably demonstrates that such termination (A) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change-in-control and who effectuates a change in control (a “third party”) or (B) otherwise occurred in connection with, or in anticipation of, a change-in-control which actually occurs, then for all purposes, the date of a change in control with respect to the executive shall mean the date immediately prior to the date of such termination of the executive’s employment.

Upon a change in control, if Mr. Thornton’s employment is thereafter terminated for any reason other than cause or if he terminates his employment within one year of the change in control, he is entitled to (a) thirty months of base pay, to be paid in accordance with the Company’s payroll practices; (b) accrued compensation, including a pro rata portion of any annual bonus for which goals have been proportionately met; (c) health and certain ancillary benefits for twenty four months following termination; and (d) full vesting of any then unvested stock options.

Upon a change in control, if Mr. Stockslager’s employment is thereafter terminated for any reason other than cause or if he terminates his employment within one year of the change-in-control, he is entitled to twelve months of base pay, to be paid in accordance with the Company’s payroll practices.

Upon a change in control, if Mr. Finn’s employment is terminated within 90 days thereafter for any reason other than death, disability or cause, he is entitled to six months of base pay, to be paid in accordance with the Company’s payroll practices.

Upon a change in control, if Ms. Brockman’s employment is terminated within 90 days thereafter, she is entitled to six months of base pay to be paid in accordance with the Company’s payroll practices.

The following table sets forth certain potential benefits which would have been realized in connection with a change in control and termination of employment without cause or at the election of the executive for the Company’s principal executive officer, principal financial officer, and the Company’s named executive officers for fiscal year 2023 assuming the change in control and termination occurred as of the last day of the most recently completed fiscal year.

Name and Principal Position	Continued Base Salary(1) $	Lump Sum Salary Bonus and Incentive Compensation Payment(2) $	Value of Health and Insurance Benefits(3) $	Value of Accelerated Equity Awards(4) $	Total Termination Benefits $
Robert M. Thornton, Jr.	945,000	0	18,796	0	963,796
Chairman, President and Chief Executive Officer

Mark J. Stockslager	204,000	N/A	N/A	N/A	204,000
Chief Financial Officer and Principal Accounting Officer

Byron D. Finn	117,000	N/A	N/A	N/A	117,000
President, SunLink ScriptsRx, LLC

Sheila G. Brockman………………………………………………….	87,500	N/A	N/A	N/A	87,500
Vice President of SunLink and Chairperson, Southern Health Corporation of Houston, Inc.

(1) Mr. Thornton’s thirty-month continued base salary benefit is to be paid in accordance with the Company’s regularly scheduled pay periods over the applicable benefits period. Mr. Stockslager’s, Mr. Finn’s and Ms. Brockman’s continued base salary benefits are to be paid in accordance with the Company’s payroll practices.

(2) In the event of a change in control to be calculated as a pro rata portion of any annual bonus for which goals have been proportionately met prior to termination and without regard to any requirement to be employed on payment date. Such payment shall be made after an audit of annual results in accordance with the applicable plan. Because bonus amounts payable to Mr. Thornton for 2022 were, and for 2023 will be, based on the judgment of the compensation committee in its sole discretion, the reported pro forma change of control bonus amount is zero.

(3) Calculated based on the aggregate health insurance premiums payable over twenty-four months and assuming the exercise of all rights of the covered individual under COBRA, without adjustment for increases in cost, plus premiums for supplemental life insurance, without adjustment for increases in cost, multiplied by the assumed actuarial lives of the persons provided supplemental life insurance benefits or the maximum supplemental life insurance benefit period if shorter.

(4) Calculated based on the sum of the number of accelerated option awards, if any, multiplied by the positive difference, if any, between the exercise price of such option and the market price of the Company’s common shares at June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

BENEFICIAL OWNERSHIP OF OUR COMMON SHARES

Common Shares Owned by Management and Certain Beneficial Owners

The following table sets forth, as of September 27, 2023 (unless otherwise indicated in the footnotes), certain information with respect to our Common Shares owned beneficially by each director, by each “named executive officer,” by all directors and named executive officers as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding Common Shares. Except as noted in the footnotes, each of the persons listed has sole investment and voting power with respect to the Common Shares included in the table. Unless the Series C Fractional Interest has been automatically redeemed, each Common Share represents a Series C Fractional Interest in our Series C Preferred Shares.

	Common Shares Beneficially Owned As of September 27, 2023
Name (1)	Number of Common Shares Owned (2)	% of Class (3)
Robert M. Thornton, Jr. Director, Chairman, President and Chief Executive Officer	619,562 (4)	8.7
Mark J. Stockslager Director, Chief Financial Officer and Principal Accounting Officer	138,051 (5)	2.0
Byron D. Finn President, SunLink ScriptsRx, LLC	0	*
Sheila G. Brockman……………………………………………………………………………….	0	*
Vice President of SunLink and Chairperson, Southern Health Corporation of Houston, Inc.
Dr. Steven J. Baileys Director	862,844 (6)	12.2
Gene E. Burleson Director	91,601 (7)	1.3
C. Michael Ford Director	76,422 (8)	1.1
Howard E. Turner Director	291,223 (9)	4.2

Directors, Nominees and Executive Officers as a group (8 persons)	2,079,703(10)	29.6

* Less than 1%.

(1) The address of the named director or officer is c/o SunLink Health Systems, Inc., 900 Circle 75 Parkway, Suite 690, Atlanta, Georgia 30339.

(2) Information with respect to beneficial ownership is based upon information furnished by each owner unless otherwise indicated. None of the Common Shares beneficially owned by the named officers and directors are the subject of any pledge agreement or arrangement or margin account.

(3) The percent of outstanding Common Shares owned is determined by assuming that in each case the person only, or group only, exercises his, her or its rights to purchase all of the Common Shares underlying options held by such person or group that are exercisable as of September 25, 2023, or that will become exercisable within 60 days after that date.

(4) Includes 60,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023. Also includes 554,562 Common Shares owned by CareVest Capital, LLC (“CareVest”). Mr. Thornton owns 100% of the outstanding voting interests of CareVest.

(5) Includes 30,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

(6) Includes 30,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

(7) Includes 5,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

(8) Includes 30,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

(9) Includes 30,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

(10) Includes 185,000 Common Shares that may be acquired under options exercisable within 60 days of September 27, 2023.

The following table sets forth, as of September 27, 2023 (unless otherwise indicated in the footnotes), certain information with respect to our common shares owned beneficially by each director, by each nominee for election as a director, by each “named executive officer,” by all directors, nominees and named executive officers as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding common shares. Except as noted in the footnotes, each of the persons listed has sole investment and voting power with respect to the common shares included in the table.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2023 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories - plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	90,000	$ 1.49	0
2011 Director Stock Option Plan	95,000	1.34	0
Total	185,000	$ 1.41	0

Equity compensation plans not approved by security holders:
None	0	0.00	0
Total	185,000	$ 1.41	0

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Company is subject to a variety of prohibitions on, or approval procedures with respect to, related party transactions.

First, the Company is subject to certain of the NYSE American exchange requirements which require shareholder approval of certain related party transactions. Second, the Company’s Code of Conduct prohibits related party transactions which could give rise to a conflict of interest including, but not limited to, employment by third parties that do business with the Company; conducting business, not on behalf of the Company, with the Company’s vendors, suppliers, and contractors; representing the Company in any transaction where such person representing the Company has a substantial personal interest; disclosure or use of confidential or inside information about the Company for personal gain; competition with the Company in any purchase, sale or ownership of property, property rights or interests; performing services for vendors or competitors of the Company; service on any board of directors or trustees that might conflict with the Company’s interests and; the acceptance of any faculty or speaker positions and any honoraria in connection therewith. A related party transaction must be approved by the Company’s compliance committee, or, in the case of a member of the board and/or an executive officer, such related party transaction must be approved by the board’s audit committee, with such action reported to the Company’s independent directors. To assist in identifying related party transactions, each director and executive officer is required, annually, to submit a Conflict-of-Interest Disclosure Statement. We have not adopted formal standards for the approval of related party transactions, but instead the compliance committee or the board reviews these transactions on a case-by-case basis and may approve such transactions that are in, or not inconsistent with, the best interests of the Company and its shareholders.

Item 14. Principal Accountant Fees and Services.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of the Company’s independent registered public accountant with respect to all auditing services and non-audit services to be performed for the Company by the Company’s independent registered public accountants is subject to the specific pre-approval of the audit committee (except where such services are determined to be de minimis under the Exchange Act). All audit and permitted non-audit services to be performed by Cherry Bekaert require pre-approval by the audit committee in accordance with pre-approved procedures established by the audit committee. The audit committee may delegate to one or more designated members of the audit committee the authority to grant such pre-approvals. The decisions of any member to whom such authority is delegated are presented to the full audit committee at the next scheduled meeting of the audit committee. The procedures require all proposed engagements of the Company’s independent registered public accountants for services of any kind to be directed to the Company’s Principal Accounting Officer and then submitted for approval to the audit committee prior to the beginning of any services.

In fiscal year 2023, 100% of the audit fees, audit-related fees, and tax fees billed by Cherry Bekaert were approved either by the audit committee or its designee. The fees billed by Cherry Bekaert that are shown in the following table for fiscal year 2023 and 2022 were also pre-approved by the audit committee or its designee. The audit committee has considered whether the provision of non-audit services by Cherry Bekaert is compatible with maintaining the independence of such independent registered public accounting firm and believes that the provision of such services is compatible.

Independent Registered Public Accounting Firm Fees

The following tables show the type of services and the aggregate fees billed to the Company for such services during the fiscal years ended June 30, 2023, and 2022 by Cherry Bekaert. Descriptions of the service types follow the table.

Services Rendered by Cherry Bekaert LLP	Fiscal 2023	Fiscal 2022
Audit Fees	$ 206,000	$ 154,000
Audit-Related Fees	23,000	0
Tax Fees	0(1)	0(1)
All Other Fees	0	0

TOTAL	$ 229,000	$ 154,000

1.
In fiscal 2023 and 2022, the professional services for tax compliance were performed by another public accounting firm. Such fees were $77,674 and $67,744 in fiscal 2023 and fiscal 2022 respectively and were approved by the audit committee or its designee.

Audit Fees

The aggregate fees billed by Cherry Bekaert for each of the last two fiscal years include fees for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and consents and assistance with and review of other documents filed with the SEC, and accounting and financial reporting consultations and other attest services and the issuance of consents.

Audit-Related Fees

The aggregate fees billed by Cherry Bekaert in each of the last two fiscal years include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. The nature of the services performed for these fees may include, among other things, single audit of PRF, consultations concerning financial accounting and reporting matters not classified as an audit.

Tax Fees

The aggregate fees billed by Cherry Bekaert in each of the last two fiscal years did not include fees for professional services rendered for tax compliance or assisting the Company with tax audits.

All Other Fees

These fees, if any, generally relate to assistance in connection with regulatory filings and accounting and disclosure consultation.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2023 and 2022.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2023 and 2022.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2023 and 2022.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2023 and 2022.

Notes to Consolidated Financial Statements—As of and For the Years Ended June 30, 2023 and 2022.

(a) (2) Financial Statement Schedules

Report of Independent Auditor on Supplemental Information	At page 65 of this Report
Schedule II Valuation and Qualifying Accounts	At page 66 of this Report

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2023 and June 30, 2022, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2023 and 2022, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2023 and 2022 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.

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

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2023 and June 30, 2022, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2023 and 2022, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2023 and 2022 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.

108	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information in Exhibit 101.

* Management contract or compensatory plan or arrangement.

^ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2023.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 28, 2023
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Director, Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 28, 2023
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 28, 2023
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 28, 2023
Gene E. Burleson

/s/ C. Michael Ford	Director	September 28, 2023
C. Michael Ford

/s/ Howard E. Turner	Director	September 28, 2023

Howard E. Turner

Independent Registered Public Accounting Firm’s Report on Supplemental Information

To the Board of Directors and Shareholders

SunLink Health Systems, Inc. and Subsidiaries

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and Subsidiaries (the “Company”) as of and for the year ended June 30, 2023, and our report thereon dated September 28, 2023, which expressed an unqualified opinion on those consolidated financial statements. The supplemental information contained in Schedule II Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 28, 2023

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2023	$7,919	$367	$0	$0	$8,286
Year Ended June 30, 2022	$6,700	$1,219	$0	$0	$7,919

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SunLink Health Systems, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, and related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Company had $47.95 million in revenues for the year ended June 30, 2023. As disclosed in Notes 4 and 15 to the consolidated financial statements, the Company disaggregates revenue from contracts with its patients by reportable operating segments and payor groups. Revenues are based upon billed amounts to patients and contractually agreed-upon amounts or rates with third-party payors, including governmental insurance plans and private insurers.

Revenues are recorded net of contractual allowances and implicit price concessions for insured and self-pay patients. Management estimates the contractual allowances based upon the specified terms in the related contractual agreements or as mandated under government payor programs, which are subject to change based on changes in federal laws and regulations. Implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

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

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•
Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition.
•
Assessed the recorded revenue and accounts receivable by selecting a sample of transactions, analyzed the related third-party payor information, tested management’s identification of distinct performance obligations, and compared the amounts recognized for consistency with underlying documentation, including cash collections.
•
Performed predictive analytical estimates of accounts receivable at year-end and revenue for the year utilizing underlying operating metrics and compared to reported balances.
•
Performed substantive analytical procedures over contractual allowances and allowances for doubtful accounts receivable.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
September 28, 2023

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND 2022

(All Amounts in thousands)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,486	$6,794
Receivables - net	4,251	4,624
Inventory	1,754	1,748
Employee retention credits receivable	0	1,761
Prepaid expenses and other assets	1,783	1,888
Total current assets	12,274	16,815
PROPERTY, PLANT AND EQUIPMENT:
Land	582	582
Buildings and improvements	7,279	7,381
Equipment and fixtures	16,293	15,957
Property, plant and equipment - gross	24,154	23,920
Less accumulated depreciation	(15,873)	(15,703)
Property, plant and equipment—net	8,281	8,217
NONCURRENT ASSETS:
Intangible assets—net	1,180	1,201
Right of use assets	1,045	1,187
Other noncurrent assets	489	523
Total noncurrent assets	2,714	2,911
TOTAL ASSETS	$23,269	$27,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,849	$1,347
Current maturities of long-term debt	14	40
Accrued payroll and related taxes	1,388	1,520
Accrued sales tax payable	179	2,600
Unearned CARES Act funds	20	519
Current operating lease liabilities	395	352
Other accrued expenses	1,024	1,313
Total current liabilities	4,869	7,691
LONG-TERM LIABILITIES:
Long-term debt	0	14
Noncurrent liability for professional liability risks	138	86
Long-term operating lease liabilities	674	857
Deferred income taxes	69	69
Other noncurrent liabilities	102	106
Total long-term liabilities	983	1,132
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,032 at June 30, 2023 and 6,954 shares at June 30, 2022	3,516	3,478
Additional paid-in capital	10,746	10,736
Retained earnings	3,005	4,800
Accumulated other comprehensive earnings	150	106
Total Shareholders’ Equity	17,417	19,120
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,269	$27,943

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2023 and 2022

(All amounts in thousands, except per share amounts)

	2023	2022
Net revenues	$47,949	$41,344
Costs and expenses:
Cost of goods sold	18,571	16,416
Salaries, wages and benefits	19,193	19,006
Supplies	1,363	1,276
Purchased services	4,116	3,546
Other operating expenses	4,763	4,345
Rent and lease expense	500	552
Depreciation and amortization	1,765	1,543
Operating loss	(2,322)	(5,340)
Other income (expense):
Federal stimulus - Pandemic relief funds	510	720
Forgiveness of PPP loans and accrued interest	0	3,010
Interest income (expense), net	120	(15)
Gain on sale of assets—net	30	10
Loss from continuing operations before income taxes	(1,662)	(1,615)
Income tax expense (benefit)	(7)	107
Loss from continuing operations	(1,655)	(1,722)
Loss from discontinued operations, net of income taxes	(140)	(287)
Net loss	(1,795)	(2,009)
Other comprehensive income	44	268
Comprehensive loss	$(1,751)	$(1,741)
Loss per share:
Continuing operations:
Basic	$(0.24)	$(0.25)
Diluted	$(0.24)	$(0.25)
Discontinued operations:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Net loss:
Basic	$(0.26)	$(0.29)
Diluted	$(0.26)	$(0.29)
Weighted-average common shares outstanding:
Basic	7,019	6,945
Diluted	7,019	6,945

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2021	6,924	$3,463	$10,700	$6,809	$(162)	$20,810
Net loss	0	0	0	(2,009)	0	(2,009)
Minimum pension liability adjustment	0	0	0	0	268	268
Share options exercised	30	15	36	0	0	51
JUNE 30, 2022	6,954	3,478	10,736	4,800	106	19,120
Net loss	0	0	0	(1,795)	0	(1,795)
Minimum pension liability adjustment	0	0	0	0	44	44
Share options exercised	78	38	10	0	0	48
JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(All amounts in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,795)	$(2,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765	1,543
Forgiveness of PPP loans and accrued interest	0	(3,010)
Deferred income taxes	(38)	69
Provision for loss on receivables	770	967
Gain on disposal of property, plant and equipment	(30)	(10)
Change in assets and liabilities:
Receivables - net	(397)	(1,402)
Inventory	(6)	143
Employee retention credits receivable	1,761	1,825
Prepaid expenses and other assets	281	565
Accounts payable and accrued expenses	69	599
Deferred CARES act funds	(499)	82
Accrued sales taxes payable	(2,421)	634
Net cash provided by (used in) operating activities	(540)	(4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant & equipment	224	11
Expenditures for property, plant and equipment	(2,000)	(3,190)
Net cash used in investing activities	(1,776)	(3,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share option exercises	48	51
Payment of long-term debt	(40)	(36)
Net cash provided by financing activities	8	15
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,308)	(3,168)
CASH AND CASH EQUIVALENTS:
Beginning of year	6,794	9,962
End of year	$4,486	$6,794
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities
Right-of-use assets obtained for operating lease liabilities	$222	$370
Cash paid for (received from):
Income taxes	$19	$141
Interest	$(120)	$5

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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
•
subsidiary, SunLink Health Systems Technology (“SHST Technology”), which provides information technology (“IT”) to outside customers and to SunLink subsidiaries.
•
subsidiary which owns approximately five (5) acres of unimproved land in Houston, Mississippi.
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

During the pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues. Shortages of and increased costs of certain medical supplies and equipment related to the pandemic as well as increases in the levels of salaries, wages and benefits, have continued adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

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

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through June 30, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $6,162 have been recognized since April l, 2020 as other income under the gain contingency recognition method.

During the quarter ended June 30, 2020, our Healthcare and Pharmacy segments received $3,234 in Paycheck Protection Plan (“PPP”) loans provided under the CARES Act. These loans were forgivable upon compliance with conditions specified under the PPP loan program. As of June 30, 2022, all our PPP loans have been forgiven.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. As of June 30, 2023, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC and PPP programs and developing interpretations and enforcement of the ERC and PPP program rules and the regulations.

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

Net Revenue — The Company recognizes revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), which provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, the Company recognizes the majority of its provision for doubtful accounts, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for doubtful accounts has been eliminated for all periods presented. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense. The Company’s revenue recognition and accounts receivable policies are more fully described in Note 4. Revenue Recognition and Accounts Receivables.

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2023, there were no material claims or disputes with third-party payors.

Concentrations of Credit Risk —SunLink’s Healthcare Services segment subsidiaries grant unsecured credit to their patients, most of who reside in the service area of the subsidiaries’ facilities and are insured under third-party agreements. Medicare and Medicaid patient accounts represent SunLink’s only significant concentrations of credit risk. For SunLink’s Healthcare Services segment, Medicare net revenues were approximately 39% and 57% of net revenues for the years ended June 30, 2023 and 2022, respectively. For SunLink’s Healthcare Services segment, Medicaid was approximately 34% and 32% net revenues for the years ended June 30, 2023 and 2022, respectively.

SunLink’s Pharmacy segment subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 32% and 30% of the Pharmacy segment’s receivables at June 30, 2023 and 2022, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash deposited with commercial banks at June 30, 2023 was $4,486, of which approximately $4,012 totaled amounts greater than the federally insured limits. At June 30, 2023, the Company’s cash equivalents included $2,013 of overnight repurchase agreements. The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 102% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates, but does not completely eliminate, any significant risk to the credit rating or interest rate risk of the agreements.

Inventory —Inventory consists of medical and pharmacy supplies. Medical supplies are valued at the lower of cost or net realizable value, using the first-in, first-out method. Pharmacy supplies are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Receivables - net —Substantially all of SunLink’s subsidiaries’ receivables result from providing healthcare services to hospital facility patients and from providing pharmacy services and products to customers. The Company evaluates the valuation of accounts receivable based upon its historical collection trends, as well as its understanding of the nature and collectability of accounts based on their age and other factors.

Government Grant Accounting—As a result of the COVID-19 pandemic, SunLink subsidiaries have received grants from the U.S. government under the CARES Act as targeted Provider Relief Funds. We recognize the grants, based on the amounts of COVID-19 related costs and Lost Revenues (as defined) on a systematic and rational basis in the consolidated statements of operations and comprehensive earnings and loss as other income once there is reasonable assurance that we can comply with the relevant conditions of the specific grant and the grant has been or will be received. The amount of the grant recognized into other income at any point in time is based on the terms of the grant received. Any unearned portions of the grants are deferred and shown as a current liability on our consolidated balance sheets.

Prepaid Expenses and Other Assets — SunLink and its subsidiaries maintain collateral for workers' compensation claims insurance in deposit accounts. The balances as of June 30, 2023 and June 30, 2022 were $1,191 and $1,133, which were included in prepaid expenses and other assets. Stop loss deductible under the workers' compensation insurance was $150 per claim for the years ended June 30, 2023 and 2022.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to finance leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy segment, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense totaled $1,744 and $1,517 for the years ended June 30, 2023 and 2022, respectively.

Leases —In accordance with ASC 842 Leases, SunLink and its subsidiaries recognize right-of-use assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Leases are classified as either finance or operating leases. This classification whether lease expense is recognized based on an effective interest method or on a straight-line method over the term of the lease. Our right-of-use assets and liabilities primarily relate to office and warehouse facilities, healthcare equipment and office equipment. Certain of our facility leases include one or more options to renew. The exercise of lease renewal options is at our option. None of our lease agreements contain material residual value guarantees.

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

Intangible assets —Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 12 to 15 years. SunLink and its subsidiaries evaluate the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant.

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

Share-Based Compensation —The Company has issued common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $0 for the fiscal years ended June 30, 2023 and 2022, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

Fair Value of Financial Instruments —The recorded values of cash, receivables, and payables approximate their fair values because of the relatively short maturity of these instruments. Similarly, the fair value of long-term debt is estimated to approximate the recorded value due to its current variable interest rate.

Fair Value Measurements —Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of the segment when this segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2023 and 2022.

Results for all the businesses included in discontinued operations are presented in the following table:

Discontinued Operations—Summary Statement of Earnings Information

	2023	2022
Net revenues:
Sold Hospitals	$21	$24
	$21	$24

Loss before Income Taxes:
Sold Hospitals	$(139)	$(243)
Life sciences and engineering	(1)	(44)
Loss before income taxes	(140)	(287)
Income tax expense	0	0
Loss from discontinued operations	$(140)	$(287)

4. REVENUE RECOGNITION AND RECEIVABLES - NET

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

Pharmacy

The Company’s revenue is derived primarily from providing pharmacy goods and services to patients and is recognized on the date goods and services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s consolidated financial statements are recorded at the amount expected to be ultimately received from these payors.

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

The Company’s revenues by payor were as follows for the years ended June 30, 2023 and 2022:

	2023	2022
Medicare	$18,983	$20,025
Medicaid	11,130	10,493
Retail and Institutional Pharmacy	7,271	5,879
Managed Care & Other Insurance	9,576	3,642
Self-pay	872	1,199
Other	117	106
Total Net Revenues	$47,949	$41,344

Settlements of prior year Medicare and Medicaid cost reports contributed net revenues from continuing operations of $151 for the year ended June 30, 2023 and net revenues of $33 for the year ended June 30, 2022.

5. INVENTORY

Inventory consisted of the following:

	June 30,
	2023	2022
Healthcare Services segment, supplies inventory	$126	$140
Pharmacy segment, goods held for sale	1,628	1,608
	$1,754	$1,748

6. LEASES

In accordance with ASC 842,. the Company records leases on the balance sheet through the recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less which do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. Our lease agreements do not contain any material residual value guarantees.

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

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Lease Cost	June 30, 2023	June 30, 2022
Operating lease cost:
Operating lease cost	$398	$468
Short-term rent expense	99	82
Variable lease cost	3	2
Total operating lease cost	$500	$552

Finance lease cost:
Amortization right-of-use assets	$39	$36
Interest on finance lease liabilities	2	5
Total finance lease cost	$41	$41

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
	Balance Sheet Classifications	June 30, 2023	June 30, 2022
Operating Leases:
Operating lease ROU assets	ROU assets	$1,045	$1,187

Finance Leases:
Finance lease ROU assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	130	101
Current finance lease liabilities	Current maturities of long-term debt	14	40
Long-term finance lease liabilities	Long-term debt	0	14

Supplemental cash flow and other information related to leases as of and for the years ended June 30, 2023 and 2022 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Other information	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$405	$471
Operating cash flows from finance leases	2	5
Financing cash flow from finance leases	39	36
Right-of-use assets obtained in exchange for new finance lease liabilities	0	0
Right-of-use assets obtained in exchange for new operating lease liabilities	222	370
Weighted-average remaining lease term:
Operating leases	2.86	3.51
Finance leases	0.41	1.41
Weighted-average discount rate:
Operating leases	1.45%	1.03%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of June 30, 2023 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$404	$15
2 years	383	0
3 years	226	0
4 years	60	0
5 years	9	0
Over 5 years	0	0
Total minimum future payments	1,082	15
Less: Imputed interest	(13)	(1)
Total liabilities	1,069	14
Less: Current portion	(395)	0
Long-term liabilities	$674	$14

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

8. INTANGIBLE ASSETS

SunLink’s Pharmacy segment has intangible assets related to its Carmichael acquisition, which consists of:

	June 30,
	2023	2022
Pharmacy segment
Trade name	$1,180	$1,180
Customer relationships	1,089	1,089
Medicare license	623	623
	2,892	2,892
Accumulated amortization	(1,712)	(1,691)
Total	$1,180	$1,201

Impairment testing —During the fourth quarters of fiscal 2023 and 2022, we completed our annual impairment test of certain intangible assets, and no impairment was indicated.

The trade name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer relationships intangible asset was amortized over 12 years and medicare license intangible asset was amortized over 15 years. Amortization expense was $ 21 and $26 for the fiscal years ended June 30, 2023 and 2022, respectively.

The amortizing intangibles are fully amortized as of June 30, 2023.

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,
	2023	2022
Capital lease obligations	14	54
Less current maturities	(14)	(40)
	$0	$14

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

Debt Commitments —Annual required payments of debt and contractual commitments for interest on long-term debt are shown in the following table.

	Debt	Interest
2024	$14	$1
2025	0	0
2026	0	0
2027	0	0
2028	0	0
2029 and after	0	0
Total	$14	$1

10. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. No options were granted during the fiscal years ended June 30, 2023 and 2022, respectively. Options for 105,000 shares and 30,000 shares were exercised during the fiscal year ended June 30, 2023 and 2022, respectively. Options outstanding under the plan were 95,000 shares at June 30, 2023. No additional awards may be granted under this plan.

The 2005 Equity Incentive Plan approved by SunLink’s shareholders on November 7, 2005 permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under its 2001 Plans, which were 30,675. Options for 90,000 common shares were exercised during the fiscal year ended June 30, 2023. No options have been exercised under this Plan during the fiscal year ended June 30, 2022. No option shares were granted during the fiscal years ended June 30, 2023 and 2022, respectively. Options outstanding under this Plan were 90,000 at June 30, 2023. No additional awards may be granted under this plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2021	410,000	$1.34	$0.71-$1.79
Granted	0	NA	NA
Exercised	(30,000)	$1.67	$1.67
Options outstanding June 30, 2022	380,000	$1.31	$0.71-$1.79
Granted	0	NA	NA
Exercised	(195,000)	1.22	$0.71-$1.38
Options outstanding June 30, 2023	185,000	$1.41	$0.71 - $1.79
Options exercisable June 30, 2022	380,000	$1.31	$0.71 - $1.79
Options exercisable June 30, 2023	185,000	$1.41	$0.71 - $1.79

For the fiscal years ended June 30, 2023 and 2022 , the Company recognized no compensation expense for share options issued. As of June 30, 2023 and 2022, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2023 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$0.71	9,000	0.21	9,000
$1.21	36,000	3.21	36,000
$1.38	30,000	6.20	30,000
$1.49	90,000	1.21	90,000
$1.79	20,000	2.20	20,000
	185,000	2.46	185,000

Options for 195,000 shares were exercised during the year ended June 30, 2023. Options for 30,000 shares were exercised during the year ended June 30, 2022. As of June 30, 2023 and 2022, the aggregate intrinsic value of options outstanding and options exercisable were $3 and $3, respectively.

Accumulated Other Comprehensive Income (Loss) —Information with respect to the balances of each classification within accumulated other comprehensive income is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2021	$(162)	$(162)
Current period change	268	268
June 30, 2022	$106	$106
Current period change	44	44
June 30, 2023	$150	$150

11. INCOME TAXES

The provision for income taxes on continuing operations are as follows:

	2023	2022
Current	$31	$38
Deferred	(38)	69
Total income tax expense	$(7)	$107

Net deferred income tax assets (liabilities) recorded in the consolidated balance sheets are as follows:

	June 30,
	2023	2022
Net operating loss carryforward	$8,003	$7,275
Depreciation expense	(128)	(122)
Allowances for receivables	295	255
Accrued liabilities	218	237
Intangible assets	(251)	(35)
Pension liabilities	0	32
PRF received	0	126
Right of use assets	(233)	(292)
Operating lease liabilities	234	291
Other	79	83
	8,217	7,850
Less valuation allowance	(8,286)	(7,919)
Net deferred income tax liabilities	$(69)	$(69)

The differences between income taxes on continuing operations and the Federal statutory rate of 21% were as follows:

	2023	2022
Income tax expense (benefit) at Federal statutory rate	$(323)	$(339)
Changes in valuation allowance—continuing operations	314	968
U.S. state income taxes, net of federal benefit	(18)	48
Permanent differences relating to PPP loan forgiveness	0	(632)
Other	20	62
Total income tax expense (benefit)—continuing operations	$(7)	$107

Of the CARES Act provisions, the most material income tax considerations related to the Company are related to the amounts for ERC and amounts received as general and targeted PRF. Based on the latest published IRS guidance as of the preparation of the June 30, 2023 financial statements, PRF (to the extent the applicable terms and conditions required to retain the funds are met “Retainable PRF”) are fully includable in taxable income in the Company’s tax returns in the fiscal year received. ERC are included in tax income in the Company’s tax returns in the quarter in which the payroll expenses for which the credits offset are deductible. ERC results in qualified wages being disallowed as a deduction for the portion of the wages paid equal to the sum of the payroll tax credit taken in the associated quarter. For amounts received and forgiven under the PPP loans, due to the enactment of the Consolidated Appropriations Act, 2021, on December 27, 2020, Congress specifically allows the deduction of any expenses associated with forgiven PPP loan proceeds. It is the Company’s assumption at June 30, 2022 that all PPP Loan associated expenses will be deductible for income tax.

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

At June 30, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,286 against the deferred tax asset so that there is no net long-term deferred income tax asset at June 30, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to our current financial performance as compared to less current evidence and future performance. A long-term deferred tax liability of $69 was established during the year ended June 30, 2022 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at June 30, 2023 that all the deferred tax assets should have full valuation allowances was the projected current fiscal year tax loss disregarding unusual items associated with the CARES Act discussed above, history of losses as well as the underlying negative business conditions for rural healthcare businesses in which our Healthcare Services Segment businesses operate and the Federal income tax net operating loss carry-forward of approximately $24,802.

For Federal income tax purposes, at June 30, 2023, the Company had approximately $24,802 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal 2024 through fiscal 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination.

12. EMPLOYEE BENEFITS

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2023 and 2022, respectively. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2023 and 2022.

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

At June 30, 2023, the plan’s assets were invested 27% in cash and short-term investments, 56% in equity investments and 17% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as benefits are paid and participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $30, $125, $37, $45, and $45 in pension benefits in the years ending June 30, 2024 through 2028, respectively. The plan expects to pay $268 in pension benefits for the years June 30, 2029 through 2033 in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made contributions of $88 to the plan during the year ended June 30, 2023 and contributions of $100 to the plan during the year ended June 30,2022, respectively, and plans to make a contribution of $100 to the plan for the year ended June 30, 2024. The fair value of the plan assets at June 30, 2023 were $848, of which $614 is classified as a Level 2 investment within the valuation hierarchy and $234 is classified as a Level 3 investment within the valuation hierarchy

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2023 and 2022:

	2023	2022
Service cost	$0	$0
Interest cost	52	42
Expected return on assets	(43)	(44)
Amortization of prior service cost	0	46
Settlement cost	(8)	0
Net pension expense	$1	$44
Weighted-average assumptions:
Discount rate	4.50%	2.80%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2023 and 2022:

	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,172	$1,535
Interest cost	52	42
Actuarial (gain) loss	(67)	(378)
Benefits paid	(332)	(27)
Effect of settlements	23	0
Benefit obligation end of year	$848	$1,172
Change in Fair Value of Plan Assets:
Beginning fair value	$1,041	$1,080
Actual return (loss) on plan assets	51	(112)
Employer contribution	88	100
Benefits paid	(332)	(27)
Plan assets at end of year	$848	$1,041
Funded status of the plans	0	(131)
Unrecognized actuarial (gain) loss	(20)	24
Accrued benefit cost	$(20)	$(107)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	(20)	(107)
Accumulated other comprehensive (gain) loss*	(20)	24
Net amount recognized	$0	$(131)

* Accumulated other comprehensive loss represents minimum pension liability adjustments.

13. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from two taxing authorities in the amounts claimed on amended returns and refund claims have been denied by one authority. Amounts claimed and received from the two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. At that time, claims for refunds from two other taxing authorities totaling approximately $1,500 were under audit and have subsequently been denied. As the probability of collection of such refunds claimed from these two taxing authorities remains uncertain; no amount has been recorded as a receivable or in income by the Company at June 30, 2023 in respect of such refund claims.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these two taxing authorities in amounts management believed would be payable if the Company's position did not prevail. During the three months ended December 31, 2022, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the fiscal year ended June 30, 2023 as an increase of net revenues.

14. RELATED PARTIES

A director of the Company is a member of a law firm which provides services to SunLink. The Company has expensed an aggregate of $264 and $141 to the law firm in the fiscal years ended June 30, 2023 and 2022, respectively. Included in the Company’s consolidated balance sheets at June 30, 2023 and 2022, respectively, is $36 and $15 of amounts payable to the law firm.

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

We evaluate performance of our operating segments based on revenue and operating profit (loss). Segment information for the fiscal years ended June 30, 2023 and 2022 is as follows:

	Healthcare Services	Pharmacy	Corporate and Other	Total
2023
Net revenues from external customers	$14,441	$33,508	$0	$47,949
Operating profit (loss)	(2,604)	2,284	(2,002)	(2,322)
Depreciation and amortization	589	1,168	8	1,765
Total assets	9,933	8,322	5,014	23,269
Expenditures for property, plant and equipment	659	1,337	4	2,000
2022
Net revenues from external customers	$13,409	$27,935	$0	$41,344
Operating profit (loss)	(3,290)	(450)	(1,600)	(5,340)
Depreciation and amortization	458	1,080	5	1,543
Total assets	12,377	8,127	7,439	27,943
Expenditures for property, plant and equipment	1,984	1,206	0	3,190

16. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2023 and 2022 is as follows:

	2023		2022
	Amount	Per Share Amount	Amount	Per Share Amount
Loss from continuing operations	$(1,655)		$(1,722)
Basic:
Weighted-average shares outstanding	7,019	$(0.24)	6,945	$(0.25)
Diluted:
Weighted-average shares outstanding	7,019	$(0.24)	6,945	$(0.25)
Loss from discontinued operations	$(140)		$(287)
Basic:
Weighted-average shares outstanding	7,019	$(0.02)	6,945	$(0.04)
Diluted:
Weighted-average shares outstanding	7,019	$(0.02)	6,945	$(0.04)
Net loss	$(1,795)		$(2,009)
Basic:
Weighted-average shares outstanding	7,019	$(0.26)	6,945	$(0.29)
Diluted:
Weighted-average shares outstanding	7,019	$(0.26)	6,945	$(0.29)
Weighted-average number of shares outstanding—basic	7,019		6,945
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		0
Weighted-average number of shares outstanding—diluted	7,019		6,945

Share options of 3 for the year ended June 30, 2023 are not included in the computation of diluted earnings per share because their effect would be antidilutive. Share options of 92 for the year ended June 30, 2022 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

17. UPCOMING ACCOUNTING PRONOUNCESMENTS

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

18. SUBSEQUENT EVENTS

On August 2, 2023, the Board of SunLink declared a non-cash dividend per Common Share of one fractional interest in one of the Corporation’s Series C Redeemable Preferred Shares (the “Series C Preferred Shares” and each such fraction of Series C Preferred Share, a “Series C Fractional Interest”). Each Series C Preferred Share is entitled to one million (1,000,000) votes and each Series C Fractional Interest in a Series C Preferred Share accordingly is entitled to one thousand (1,000) votes out of such one million votes. Series C Fractional Interests may not be transferred separately from the Common Shares and are represented by the Common Shares. Each Common Share is entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before a special shareholders’ meeting intended to be called and held to consider reincorporation of the Corporation from the state of Ohio to Georgia (the “Special Meeting”) only if the holder is present in person or by proxy at the Special Meeting. The votes of each of the Series C Preferred Shares are exercised through and by holders of the Series C Fractional Interests and are automatically cast the same as the vote of the Common Share with respect to which they were issued and may not be cast separately from such Common Share. A total of 7,032 Series C Preferred shares were issued at the August issuance date. A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023.