Form 10-Q
period 2023-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2023-11-17
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12607

SUNLINK HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Georgia	31-0621189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(b) of the Act:

The number of Common Shares, without par value, outstanding as of November 17, 2023 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2023	June 30,
	(unaudited)	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,820	$4,486
Receivables - net	2,764	2,592
Inventory	1,602	1,628
Current assets held for sale	7,284	1,920
Prepaid expense and other assets	2,061	1,648
Total current assets	16,531	12,274
Property, plant and equipment, at cost	11,718	11,259
Less accumulated depreciation	(8,827)	(8,542)
Property, plant and equipment - net	2,891	2,717
Noncurrent Assets:
Intangible asset	1,180	1,180
Noncurrent assets held for sale	0	5,812
Right of use assets	732	798
Other noncurrent assets	389	487
Total noncurrent assets	2,301	8,277
TOTAL ASSETS	$21,723	$23,268
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,359	$1,067
Current maturities of long-term debt	3	14
Accrued payroll and related taxes	853	1,027
Current liabilities held for sale	1,452	1,312
Current operating lease liabilities	335	334
Other accrued expenses	991	1,115
Total current liabilities	4,993	4,869
Long-Term Liabilities
Noncurrent liability for professional liability risks	126	138
Long-term operating lease liabilities	412	481
Noncurrent liabilities held for sale	0	192
Other noncurrent liabilities	113	171
Total long-term liabilities	651	982
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at September 30, 2023 and 7,032 at June 30, 2023	3,521	3,516
Additional paid-in capital	10,747	10,746
Retained earnings	1,661	3,005
Accumulated other comprehensive income	150	150
Total Shareholders’ Equity	16,079	17,417
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,723	$23,268

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net revenues	$8,555	$7,449
Costs and Expenses:
Cost of goods sold	4,771	4,369
Salaries, wages and benefits	2,617	2,523
Supplies	34	30
Purchased services	286	250
Other operating expenses	906	533
Rent and lease expense	91	92
Depreciation and amortization	300	269
Operating Loss	(450)	(617)
Other Income (Expense):
Gains on sale of assets	2	12
Interest income (expense), net	22	0
Loss from Continuing Operations before income taxes	(426)	(605)
Income Tax Expense	2	0
Loss from Continuing Operations	(428)	(605)
Loss from Discontinued Operations, net of tax	(916)	(953)
Net Loss	(1,344)	(1,558)
Other comprehensive income	0	0
Comprehensive Loss	$(1,344)	$(1,558)
Loss Per Share:
Continuing Operations:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)
Discontinued Operations:
Basic	$(0.13)	$(0.14)
Diluted	$(0.13)	$(0.14)
Net Loss:
Basic	$(0.19)	$(0.22)
Diluted	$(0.19)	$(0.22)
Weighted-Average Common Shares Outstanding:
Basic	7,033	6,983
Diluted	7,033	6,983

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	7,041	$3,521	$10,747	$1,661	$150	$16,079

JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10	0	0	48
Net earnings	0	0	0	(1,558)	0	(1,558)
SEPTEMBER 30, 2022	7,032	$3,516	$10,746	$3,242	$106	$17,610

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net Cash Used in Operating Activities	$(1,137)	$(1,271)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(476)	(315)
Expenditures for property, plant and equipment - discontinued operations	(53)	(309)
Proceeds from sale of property, plant and equipment - continuing operations	5	13
Net Cash Used in Investing Activities	(524)	(611)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	6	49
Payments on long-term debt - continuing operations	(11)	(10)
Net Cash Provided by (Used in) Financing Activities	(5)	39
Net Decrease in Cash and Cash Equivalents	(1,666)	(1,843)
Cash and Cash Equivalents Beginning of Period	4,486	6,794
Cash and Cash Equivalents End of Period	$2,820	$4,951
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(22)	$4
Income taxes	$43	$0
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$18	$7

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2023

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2023 and for the three month periods ended September 30, 2023 and 2022 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2023 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 28, 2023. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Throughout these notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of the Company owns or operates any particular asset, business or property. Each operation and business described in this filing is owned and operated by a distinct and indirect subsidiary of SunLink Health Systems, Inc.

Note 2. – Business Operations

The Company’s continuing operations is composed of a Pharmacy business and an information technology (“IT”) business.

The Pharmacy business, is composed of four operational areas conducted in three locations in southwest Louisiana:

• Retail pharmacy products and services, consisting of retail pharmacy sales.

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

 A subsidiary, SunLink Health Systems Technology (“SHST Technology”), provides information technology (“IT”) services to outside customers and to SunLink subsidiaries. The Company also owns a subsidiary which owns approximately twenty-five (25) acres of unimproved land in Ellijay, Georgia.

Series C Redeemable Preferred Shares

On August 2, 2023, the Board of SunLink declared a non-cash dividend per Common Share of one fractional interest in one of the Corporation’s Series C Redeemable Preferred Shares (the “Series C Preferred Shares” and each such fraction of Series C Preferred Share, a “Series C Fractional Interest”). Each of the 7,032 Series C Preferred Share issued was entitled to one million (1,000,000) votes and each Series C Fractional Interest in a Series C Preferred Share accordingly was entitled to one thousand (1,000) votes out of such one million votes. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before a special shareholders’ meeting which was held on October 19, 2023 and at which the Corporation was reincorporated from the state of Ohio to Georgia (the “Special Meeting”). A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The U.S. Department of Health and Human Services ("HHS") declared the end of the COVID-19 pandemic effective May 11, 2023. We believe the effect of the COVID-19 pandemic and its aftermath and certain of the public and certain governmental responses to it have in varying degrees negatively affected of our operations during each of our last fourteen quarters' results.

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

Our Pharmacy business also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe aftermath of the COVID-19 pandemic continues to negatively to affect the cost of, and result in a lack of inventory for, certain DME products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through September 30, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $6,162 have been recognized since April l, 2020 as other income under the gain contingency recognition method. As of September 30, 2023 and June 30, 2023, $20 of unearned CARES Act funds is included in other accrued expenses in accompanying condensed consolidated balance sheets.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. As of September 30, 2023, the Company has received all the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC programs and developing interpretations and enforcement of the ERC program rules and the regulations.

PRF distributions and other grants received during the pandemic are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of HHS. We continue to monitor compliance with the terms and conditions of such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of such funds received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Health Systems. Inc –On November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, signed an agreement with Progressive Health Group, LLC, for the sale of the subsidiary that owns and operates Trace Regional Medical Center, which includes a hospital, a skilled nursing facility and three (3) patient clinics in Houston, MS, for approximately $8,000. The sale is expected to close by December 15, 2023 but is subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions.

Sold Hospitals and Nursing Home– Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2023 and 2022, respectively.

The components of pension expense for the three months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended
	September 30,
	2023	2022
Interest cost	$11	$13
Expected return on assets	(9)	(11)
Amortization of prior service cost	0	0
Net pension expense	$2	$2

SunLink contributed $5 to the plan in the three months ended September 30, 2023 and expects to contribute an additional $15 during the last nine months of the fiscal year ending June 30, 2024.

Details of statements of operations from discontinued operations for the three months ended September 30, 2023 and 2022, primarily reflecting the reporting of Trace as discontinued operations as a result of the Company's agreement to sell Trace, which was signed on November 10, 2023, are as follows:

	Three Months Ended
	September 30,
	2023	2022
Net Revenues	$2,672	$3,600
Costs and Expenses:
Salaries, wages and benefits	1,898	2,807
Supplies	289	306
Purchased services	706	799
Other operating expenses	528	573
Rent and lease expense	34	26
Depreciation and amortization	133	99
Operating Loss	(916)	(1,010)
Other Income (Expense):
Federal stimulus - Provider relief funds	0	61
Interest income (expense), net	0	(4)
Loss from Discontinued Operations before income taxes	(916)	(953)
Income Tax Expense	0	0
Loss from Discontinued Operations, net of tax	$(916)	$(953)

Details of assets and liabilities held for sale at September 30, 2023 and June 30, 2023, which primarily reflects the reporting of Trace's assets to be sold and liabilities to be assumed in a sale as a result of the Company's November 10, 2023 agreement to sell Trace are as follows:

	September 30,	June 30,
	2023	2023
Receivables - net	$1,287	$1,659
Inventory	142	125
Prepaid expense and other assets	136	136
Property, plant and equipment, net	5,484	5,564
Right of use assets	232	246
Noncurrent assets	3	2
Total assets held for sale	$7,284	$7,732
Accounts payable	$854	$783
Accrued payroll and related taxes	251	361
Current operating lease liabilities	61	61
Other accrued expenses	136	107
Long-term operating lease liabilities	150	192
Total liabilities held for sale	$1,452	$1,504

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended September 30, 2023 and 2022, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were 9,000 shares issued as a result of options exercised during the three months ended September 30, 2023. There were 77,452 shares issued as a result of options exercised during the three months ended September 30, 2022.

Note 5. – Revenue and Accounts Receivable

Revenues by payor were as follows for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Medicare	$3,830	$3,262
Medicaid	1,650	1,604
Retail and Institutional Pharmacy	1,704	1,499
Managed Care & Other Insurance	1,170	873
Self-pay	180	196
Other	21	15
Total Net Revenues	$8,555	$7,449

The three months ended September 30, 2023 includes $321 of prior period sales tax refunds.

Accounts Receivable and Allowance for Doubtful Accounts

The Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 326, Financial Statements – Credit Losses (“Topic 326”) with an adoption date of July 1, 2023. This standard requires a financial asset (or a group of financial assets) measured at amortized cost basis, to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial assets. The Company evaluates the valuation of accounts receivable concessions allowances based upon its historical collection trends, as well as its understanding of the nature and collectability of accounts based on their age and other factors. The model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current and estimated future economic trends. The Company adopted Topic 326 and determined it did not have a material financial impact.

The roll forward of the allowance for doubtful accounts for the three-months ended September 30, 2023 was as follows:

June 30, 2023 balance	$532
Concession allowance expense	79
Write-offs	(203)
September 30, 2023 balance	$408

Note 6. – Intangible Assets

As of September 30, 2023 and June 30, 2023, intangible assets consist solely of an indefinite-lived trade name of $1,180 under the Pharmacy Segment.

Amortization expense was $0 and $6 for the three months ended September 30, 2023 and 2022, respectively.

Note 7. – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2023	June 30, 2023
Finance Lease Obligations	$3	$14
Less current maturities	(3)	(14)
Long-term Debt	$0	$0

Note 8. – Income Taxes

Income tax expense of $2 (all state income taxes) was recorded for continuing operations for the three months ended September 30, 2023. No income tax was recorded for continuing operations for the three months ended September 30, 2022.

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

At September 30, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,419 against the deferred tax asset so that there is no net long-term deferred income tax asset at September 30, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of September 30, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at September 30, 2023 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $26,541.

For federal income tax purposes, at September 30, 2023, the Company had approximately $26,541 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Note 9. – Leases

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended	Three Months Ended
Lease Cost	September 30, 2023	September 30, 2022
Operating lease cost:
Operating lease cost	$85	$85
Short-term rent expense	5	6
Variable lease cost	1	1
Total operating lease cost	$91	$92

Finance lease cost:
Amortization of right-of-use assets	$9	$9
Interest on finance lease liabilities	0	1
Total finance lease cost	$9	$10

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		September 30,	June 30,
		2023	2023
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$732	$798

Finance Leases:
Finance lease ROU Assets	Property, plant and equipment	203	203
Accumulated amortization	Accumulated depreciation	138	130
Current finance lease liabilities	Current maturities of long-term debt	3	14

Supplemental cash flow and other information related to leases as of and for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended
Other information	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85	$85
Operating cash flows from finance leases	0	1
Financing cash flow from finance leases	10	10
Right-of-use assets obtained in exchange for new operating lease liabilities	18	7
Weighted-average remaining lease term:
Operating leases	2.29 years	3.19 years
Finance leases	.16 years	1.16 years
Weighted-average discount rate:
Operating leases	0.99%	1.03%
Finance leases	6.54%	6.54%

Commitments relating to non-cancellable operating and finance leases as of September 30, 2023 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases	Finance Leases
1 year	$341	$4
2 years	318	0
3 years	91	0
4 years	6	0
5 years	1	0
Over 5 years	0	0
Total minimum future payments	757	4
Less: Imputed interest	(10)	(1)
Total liabilities	747	3
Less: Current portion	(335)	(3)
Long-term liabilities	$412	$0

Note 10. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from three taxing authorities in the amounts claimed on amended returns and a settlement was reached with one taxing authority to offset future sales tax payable. Amounts claimed and received from two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. During the three months ended September 30, 2023, the Company recorded a refund receivable of $321 as revenue for a sales tax refund which was received in October, 2023. Also in October 2023, a settlement was reached with the last unsettled sales tax refund for $150 to offset future sales tax payable. This settlement will be recorded as sales tax credits are used to reduce current sales tax payable.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these taxing authorities in amounts management believed would be payable if the Company's position did not prevail. During the three months ended December 31, 2022, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the three months ended December 31, 2022 as an increase of net revenues.

Note 11. – Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) in continuing operations at September 30, 2023 were as follows:

Payments due within:	Long-Term Debt	Interest on Outstanding Debt
1 year	$3	$1
2 years	0	0
3 years	0	0
4 years	0	0
5 years	0	0
	$3	$1

Note 12. – Related Party Transactions

A director of the Company is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $187 and $55 for legal services to this law firm in the three months ended September 30, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2023 and June 30, 2023 is outstanding legal expenses to this firm $185 and $36, respectively,

Note 13. – Subsequent Events

Sale of Trace Regional Health Systems –On November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, signed an agreement with Progressive Health Group, LLC, for the sale of the subsidiary that owns and operates Trace Regional Medical Center, which includes a hospital, a skilled nursing facility and three (3) patient clinics in Houston, MS, for approximately $8,000. The sale is expected to close no later than December 15, 2023 but is subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions. The Company expects to recognize a gain on the sale of Trace in discontinued operations in the quarter ending December 31, 2023.

State of incorporation change– On October 19, 2023, a special shareholders' meeting of the Company was held at which shareholder approval of the Company's reincorporation from the state of Ohio to Georgia was approved.

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
•
the continuing after-effects of the COVID-19 pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our customary services, the efficiency of such services, availability of staffing, availability of supplies, costs and financial results. Future COVID-19, its variants or other pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services or admissions, decreased occupancy levels, increase costs, reduce our revenues and otherwise adversely affect our business;
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
•
the lack of availability of future governmental support that may be required to offset the after effects of the COVID-19 pandemic or future pandemics and absence of forgiveness features in any such future loans or an inability to meet the usage or forgiveness requirements;
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
•
changes in or failure to comply with Federal, state and local laws and regulations and enforcement interpretations of such laws and regulations affecting our Healthcare Services and Pharmacy segments; and
•
the possible enactment of additional Federal healthcare reform laws or reform laws or regulations in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, managed care programs, accountable care and similar organizations, competitive bidding and other reforms).

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

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect SunLink in an adverse manner. You should read this Quarterly Report completely and with the understanding that future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Quarterly Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

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

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink believes the Company needs to expand if it is to continue as a public corporation and should therefore, among other things: (i) actively pursue one or more extraordinary corporate transactions to expand the Company's business, any of which transactions may involve a merger or consolidation with a compatible third party, as a result of which the Company may or may not be in the majority, (ii) continue the Company's business strategy to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Pharmacy business, which may include selective acquisitions, subject to available capital, or dispositions of underperforming subsidiaries or facilities and (iii) effect corporate governance changes which were approved at the Special Meeting of Shareholders held on October 19, 2023, which approved reincorporation in Georgia with governing documents which provide for majority shareholder voting to better enable the Company to pursue any such extraordinary corporate transaction which may be judged favorable to the Company and its shareholders. On November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, signed an agreement with Progressive Health Group, LLC, for the sale of the subsidiary that owns and operates Trace Regional Medical Center, which includes a hospital, a skilled nursing facility and three (3) patient clinics in Houston, MS, for approximately $8,000. The sale is expected no later than December 15, 2023 but is subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions.

The Company expects to use existing cash primarily to sustain its operations, and to fund activities related to such extraordinary transactions when available and appropriate, and for other general corporate purposes. The Company believes certain portions of its businesses continue to under-perform and the Company periodically entertains overtures for the sale of one or more of its businesses when deemed appropriate, including to better position the company for an extraordinary corporate business transaction such as a merger or consolidation.

In connection with a Special Meeting of Shareholders to reincorporate in Georgia and approve majority voting, a total of 7,032 Series C Preferred Shares were issued, each entitled to one million (1,000,000) votes and in turn each Series C Fractional Interest in such a Series C Preferred Share was issued for each Common Share of the Company and accordingly was entitled to one thousand (1,000) votes out of such one million votes of the corresponding Series C Preferred. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before the special shareholders’ meeting which was held on October 19, 2023 and at which shareholder approval of the Company's reincorporation from the state of Ohio to Georgia (the “Special Meeting”). A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023.

There is no assurance that any strategic transaction will be authorized by the Company's Board of Directors or, if authorized, that any such transaction will be completed.

COVID-19 Pandemic and CARES Act Funding

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. The U.S. Department of Health and Human Services ("HHS") declared the end of the COVID-19 pandemic effective May 11, 2023.We believe the effect of the COVID-19 pandemic and its aftermath and certain of the public and certain governmental responses to it have in varying degrees negatively affected each of our last fourteen (14) quarter’s results.

During the pandemic and its aftermath our Healthcare business experienced material reductions in demand and net revenues. Shortages of and increased costs of certain medical supplies and equipment related to the pandemic as well as increases in the levels of salaries, wages and benefits, have continued to adversely to affect our Healthcare businesses. In addition, we experienced loss of some employees, including clinical staff, believed due to, among other things, federally mandated vaccination of healthcare workers against COVID-19.

Our Pharmacy business also experienced reduced sales trends in certain areas, increased costs and reduced staff due to the COVID-19 pandemic and its aftermath as well as material reductions in demand and net revenues. Many of our primary physician referral sources operated at reduced capacity, and not all have resumed operating at full capacity. We believe the aftermath of the COVID-19 pandemic continues negatively to affect the cost of, and result in a lack of inventory for, certain DME products and Retail and Institutional Pharmacy drugs and products. Our Institutional Pharmacy services also experienced increased costs and operational inefficiencies due to measures taken by us and restrictions implemented by our institutional customers in response to the COVID-19 pandemic and its aftermath.

Our Healthcare and Pharmacy segments have received approximately $6,182 in general and targeted Provider Relief Funds ("PRF") during the period April 1, 2020 through September 30, 2023 under the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic. The PRF distributions have been accounted for as government grants, and a total of $6,162 have been recognized since April l, 2020 as other income under the gain contingency recognition method. As of September 30, 2023 and June 30, 2023, $20 of unearned CARES Act funds is included in other accrued expenses in accompanying condensed consolidated balance sheets.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to employer retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") for the six calendar months ending June 30, 2021. As a result of such legislation, the Company qualified for ERC for the first and second calendar quarters of 2021 due to the decrease in its gross receipts and applied for ERC of $3,586 through amended quarterly payroll tax filings for the applicable quarters. As of September 30, 2023, the Company has received all of the ERC which we applied for. We continue to monitor compliance with the terms and conditions of the ERC program and developing interpretations and enforcement of the ERC program rules and the regulations.

PRF distributions and other grants received during the pandemic are subject to Federal audits and Single Audits and not subject to repayment provided we are able to attest to and comply with the terms and conditions of the funding, including demonstrating that the funds received have been used for designated, allowable healthcare-related expenses and capital expenditures attributable to COVID-19 and for "Lost Revenues" as defined by the department of “HHS”. We continue to monitor compliance with the terms and conditions of such funds received, as well as the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions, and there is no assurance we will continue to be able to do so, our ability to retain some or all of such funds received may be impacted, and we may have to return the unutilized portion of those funds, if any, in the future. The Company filed its Schedule of Grant Income of HHS awards and audit report for the year ended June 30, 2021 with the Health Resources and Services Administration (“HRSA”) agency of HHS on September 30, 2022.

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

Our critical accounting estimates are more fully described in our 2023 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes. There have been no material changes in our critical accounting estimates for the periods presented other than amounts readily computable from the financial statements included in this form 10-Q.

Financial Summary

Results of Operations

The Company’s operations for the three months ended September 30, 2023 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	Three Months Ended
	September 30,
	2023	2022	% Change
Net Revenues	$8,555	$7,449	14.8%
Costs and expenses	(9,005)	(8,066)	11.6%
Operating loss	(450)	(617)	(27.1)%
Interest income (expense) - net	22	0	NA
Gain on sale of assets	2	12	NA
Loss from continuing operations before income taxes	$(426)	$(605)	(29.6)%

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Medicare	$3,830	$3,262
Medicaid	1,650	1,604
Retail and Institutional Pharmacy	1,704	1,499
Managed Care & Other Insurance	1,170	873
Self-pay	180	196
Other	21	15
Total Net Revenues	$8,555	$7,449

Pharmacy net revenues for the three month period ended September 30, 2023 increased $1,122 or 16% from the three month period ended September 30, 2022. The increased net revenues include the recognition of prior periods' accrued sales tax refund of $321, increased retail and institutional scripts filled and increased durable medical equipment revenue per order in the three months ended September 30, 2023.

Institutional pharmacy sales increased 2% for the three month period ended September 30, 2023 from the prior year period primarily due to a 3% increase in per script net revenues and 9% increase in scripts filled. Durable Medical Equipment (“DME”) pharmacy sales increased 10% for the three month period ended September 30, 2023 from the prior year period primarily due to an 26% increase in per order net revenues. Retail pharmacy sales decreased 3% for the three month period ended September 30, 2023 from the prior year period.

Costs and expenses, including depreciation and amortization, were $9,005 and $8,066 for the three months ended September 30, 2023 and 2022, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2023	2022
Cost of goods sold	55.8%	58.7%
Salaries, wages and benefits	30.6%	33.9%
Supplies	0.4%	0.4%
Purchased services	3.3%	3.4%
Other operating expenses	10.6%	7.2%
Rent and lease expense	1.1%	1.2%
Depreciation and amortization expense	3.5%	3.6%

Cost of goods sold and salaries, wages and benefits for the three months ended September 30, 2023 as a percent of net revenues compared to the prior year quarter decreased primarily due the recognition of prior periods' accrued sales tax refund of $321 in the three months ended September 30, 2023. Other operating expenses for the three months ending September 30, 2023 increased from the prior year's comparable quarter primarily due to increased legal expenses relating to the change in state of incorporation from Ohio to Georgia, which was finalized in October 2023 and decrease equity method income from investment in a minority-owned subsidiary.

Operating Loss

The Company reported an operating loss of $450 for the three months period ended September 30, 2023 compared to operating losses of $617 for the three months period ended September 30, 2022. The $167 decreased operating loss for the three months ended September 30, 2023 compared to the three months period ended September 30, 2022 resulted from the 15% increase in net revenues this year.

Income Taxes

Income tax expense of $2 (all state income taxes) was recorded for continuing operations for the three months ended September 30, 2023. No income tax was recorded for continuing operations for the three months ended September 30, 2022.

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

At September 30, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,419 against the deferred tax asset so that there is no net long-term deferred income tax asset at September 30, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of September 30, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at September 30, 2023 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $26,541.

For federal income tax purposes, at September 30, 2023, the Company had approximately $26,541 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income tax was $428 for the three months ended September 30, 2023 as compared to a loss from continuing operations after income tax of $605 for the three months ended September 30, 2022. The decreased loss from continuing operations in the current year resulted primarily from the increased net revenues of the Pharmacy business.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $916 for the three month period ended September 30, 2023 compared to a loss from discontinued operations after income taxes of $953 for the three month period ended September 30, 2022. The decrease loss from discontinued operations after income tax this year resulted from slightly improved results of Trace.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Health Systems. Inc –On November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, signed an agreement with Progressive Health Group, LLC, for the sale of the subsidiary that owns and operates Trace Regional Medical Center, which includes a hospital, a skilled nursing facility and three (3) patient clinics in Houston, MS, for approximately $8,000. The sale is expected to close no later than December 15, 2023 but is subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions.

Sold Hospitals and Nursing Home – Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment — SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three months ended September 30, 2023 and 2022, respectively.

Net Loss

Net loss for the three months period ended September 30, 2023 was $1,344 (or a loss of $0.19 per fully diluted share) as compared to a net loss of $1,558 (or a loss of $0.22 per fully diluted share) for the three months period ended September 30, 2022.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is unrestricted cash on hand, which was $2,820 at September 30, 2023. The Company and its subsidiaries currently are funding working capital needs primarily from cash on hand. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries based on anticipated need. However, currently, the Company’s ability to raise capital (debt or equity) in the public or private markets on what it considers acceptable terms is uncertain. On November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, signed for the sale of the subsidiary that owns and operates Trace Regional Medical Center, which includes a hospital, a skilled nursing facility and three (3) patient clinics in Houston, MS, for approximately $8,000. The sale is expected close no later than December 15, 2023 but is subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions.

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020 provided the relief to health care providers under the CARES Act in the form of grants under PRF and forgivable loans under PPP. We received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received as of the date of this filing.

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic and our ability to retain the CARES funds described above, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at September 30, 2023 were as follows:

Payments due within:	Long-Term Debt	Operating Leases	Interest on Outstanding Debt
1 year	$3	$341	$1
2 years	0	318	0
3 years	0	91	0
4 years	0	6	0
5 years	0	1	0
Over 5 years	0	0	0
	$3	$757	$1

As of September 30, 2023, we had outstanding debt of $3 of finance lease debt.

The Company currently expects to purchase approximately $800 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2023 and 2022. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the three months ended September 30, 2023, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the three months ended September 30, 2023. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the aftermath of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2021, 2022 and 2023 to date will mitigate. In addition, on November 10, 2023, the Company's subsidiary, Crown Healthcare Investments, LLC, for the sale of the subsidiary that owns and operates Trace Regional Health System which includes a hospital, skilled nursing facility and three (3) clinics in Houston, MS for approximately $8,000. The sale is scheduled to close on December 15, 2023 subject to, among other things, the Buyer's satisfactory completion of its due diligence investigation and a number of customary closing conditions.

Related Party Transactions

A director of the Company is senior counsel of a law firm which provides services to SunLink. The Company expensed an aggregate of $187 and $55 for legal services to this law firm in the three months ended September 30, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at September 30, 2023 and June 30, 2023 outstanding legal expenses to this law firm of $185 and $36, respectively,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any, and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be affected in the case of other or recurrent pandemics.

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein.

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

ITEM 6. EXHIBITS

Exhibits:

10.1	Stock purchase agreement by and between Crown Healthcare Investments, LLC (Seller) and Progressive Health Group, LLC ("Buyer")
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and June 30, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: November 17, 2023