Form 10-Q
period 2023-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2024-02-13
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act:

The number of Common Shares, without par value, outstanding as of February 12, 2024 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2023	June 30,
	(unaudited)	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,055	$4,486
Receivables - net	3,061	2,592
Inventory	1,593	1,628
Current assets held for sale	5,328	1,920
Prepaid expense and other assets	1,673	1,648
Total current assets	13,710	12,274
Property, plant and equipment, at cost	12,050	11,259
Less accumulated depreciation	(9,129)	(8,542)
Property, plant and equipment - net	2,921	2,717
Noncurrent Assets:
Intangible asset	1,180	1,180
Noncurrent assets held for sale	0	5,812
Right of use assets	649	798
Other noncurrent assets	327	487
Total noncurrent assets	2,156	8,277
TOTAL ASSETS	$18,787	$23,268
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,420	$1,067
Accrued payroll and related taxes	924	1,027
Current liabilities held for sale	1,839	1,326
Current operating lease liabilities	331	334
Other accrued expenses	714	1,115
Total current liabilities	5,228	4,869
Long-Term Liabilities
Noncurrent liability for professional liability risks	105	138
Long-term operating lease liabilities	332	481
Noncurrent liabilities held for sale	0	192
Other noncurrent liabilities	118	171
Total long-term liabilities	555	982
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at December 31, 2023 and 7,032 at June 30, 2023	3,521	3,516
Additional paid-in capital	10,747	10,746
Retained earnings (deficit)	(1,414)	3,005
Accumulated other comprehensive income	150	150
Total Shareholders’ Equity	13,004	17,417
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,787	$23,268

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenues	$8,510	$10,640	$17,065	$18,089
Costs and Expenses:
Cost of goods sold	4,761	4,518	9,532	8,887
Salaries, wages and benefits	2,668	2,481	5,285	5,004
Supplies	39	35	73	65
Purchased services	281	236	567	486
Other operating expenses	784	720	1,690	1,253
Rent and lease expense	92	92	183	184
Depreciation and amortization	318	288	618	557
Operating Profit (Loss)	(433)	2,270	(883)	1,653
Other Income (Expense):
Gains on sale of assets	0	1	2	13
Interest income (expense), net	29	5	51	5
Earnings (Loss) from Continuing Operations before income taxes	(404)	2,276	(830)	1,671
Income Tax Expense (Benefit)	3	(1)	5	(1)
Earnings (Loss) from Continuing Operations	(407)	2,277	(835)	1,672
Loss from Discontinued Operations, net of tax	(2,668)	(326)	(3,584)	(1,279)
Net Earnings (Loss)	(3,075)	1,951	(4,419)	393
Other comprehensive income	0	0	0	0
Comprehensive Earnings (Loss)	$(3,075)	$1,951	$(4,419)	$393
Earnings (Loss) Per Share:
Continuing Operations:
Basic	$(0.06)	$0.32	$(0.12)	$0.24
Diluted	$(0.06)	$0.32	$(0.12)	$0.24
Discontinued Operations:
Basic	$(0.38)	$(0.05)	$(0.51)	$(0.18)
Diluted	$(0.38)	$(0.05)	$(0.51)	$(0.18)
Net Earnings (Loss):
Basic	$(0.44)	$0.28	$(0.63)	$0.06
Diluted	$(0.44)	$0.28	$(0.63)	$0.06
Weighted-Average Common Shares Outstanding:
Basic	7,040	7,031	7,039	7,007
Diluted	7,040	7,033	7,039	7,010

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	7,041	3,521	10,747	1,661	150	16,079
Net loss	0	0	0	(3,075)	0	(3,075)
DECEMBER 31, 2023	7,041	$3,521	$10,747	$(1,414)	150	$13,004

JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10	0	0	48
Net loss	0	0	0	(1,558)	0	(1,558)
SEPTEMBER 30, 2022	7,032	3,516	10,746	3,242	106	17,610
Net earnings	0	0	0	1,951	0	1,951
DECEMBER 31, 2022	7,032	$3,516	$10,746	$5,193	$106	$19,561

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
Net Cash Used in Operating Activities	$(1,530)	$(724)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(824)	(833)
Expenditures for property, plant and equipment - discontinued operations	(74)	(318)
Proceeds from sale of property, plant and equipment - continuing operations	5	213
Net Cash Used in Investing Activities	(893)	(938)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	6	48
Payments on long-term debt - discontinued operations	(14)	(24)
Net Cash Provided by (Used in) Financing Activities	(8)	24
Net Decrease in Cash and Cash Equivalents	(2,431)	(1,638)
Cash and Cash Equivalents Beginning of Period	4,486	6,794
Cash and Cash Equivalents End of Period	$2,055	$5,156
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(51)	$(6)
Income taxes	$105	$(32)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$18	$24

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2023

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2023 and for the three and six month periods ended December 31, 2023 and 2022 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2023 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 28, 2023. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Business Operations

The Company’s continuing operations are composed of a pharmacy business and an information technology (“IT”) business.

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

Series C Redeemable Preferred Shares

On August 2, 2023, the Board of SunLink declared a non-cash dividend per Common Share of one fractional interest in one of the Corporation’s Series C Redeemable Preferred Shares (the “Series C Preferred Shares” and each such fraction of a Series C Preferred Share, a “Series C Fractional Interest”). Each of the 7,032 Series C Preferred Shares issued was entitled to one million (1,000,000) votes and each Series C Fractional Interest in a Series C Preferred Share was entitled to one thousand (1,000) votes out of such one million votes. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before a special shareholders’ meeting which was held on October 19, 2023 and at which the Corporation was reincorporated from the state of Ohio to Georgia (the “Special Meeting”). A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023.

COVID-19 Pandemic and CARES Act Funding

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the quarter ended December 31, 2023 and believes such effects will likely continue to affect its assets and operations in the foreseeable future particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects of evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is very limited, depending as they do on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building and three patient clinics, Trace Extended Care operations –On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached a revised agreement for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”). Pursuant to those agreements, Southern sold certain personal and intangible property to Progressive for $500 pursuant to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals. As a result of the transaction, Southern’s previous agreement with Progressive dated November 10, 2023, was terminated. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") whereunder Progressive is to purchase certain real estate and improvements of Trace for $2,000 by July 31, 2024. As a result of the transactions ("Revised Agreement"), SunLink reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the revised agreement and reported $58 of transaction expenses for the Revised Agreement. Southern is in the process of marketing the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at December 31, 2023. Southern is in the process of marketing for sale Trace Extended Care, which Southern retains. There can be no assurance that the Trace Real Estate purchase will be completed or that Trace Extended Care will be sold.

Sold Hospitals and Nursing Home– Subsidiaries of the Company have sold substantially all the assets of five (5) hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and six months ended December 31, 2023 and 2022, respectively.

The components of pension expense for the three and six months ended December 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest cost	$11	$13	$22	$26
Expected return on assets	(9)	(10)	(18)	(21)
Amortization of prior service cost	0	0	0	0
Net pension expense	$2	$3	$4	$5

SunLink contributed $10 to the plan in the six months ended December 31, 2023 and expects to contribute an additional $10 during the last six months of the fiscal year ending June 30, 2024.

Details of statements of operations from discontinued operations for the three and six months ended December 31, 2023 and 2022, primarily reflecting the reporting of Trace as discontinued operations as a result of the Company's January 22, 2024 revised agreement to sell Trace and its plan to sell Trace Extended Care, are as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023		2022	2023	2022
Net Revenues	$2,771		$3,752	$5,443	$7,352
Costs and Expenses:
Salaries, wages and benefits	1,844		2,261	3,742	5,068
Supplies	267		367	556	673
Purchased services	600		777	1,307	1,576
Other operating expense	529		645	1,057	1,118
Rent and lease expense	34		34	67	60
Depreciation and amortization	133		0	266	199
Operating Loss	(636)		(332)	(1,552)	(1,342)
Other Income (Expense):
Gains on sale of assets	0		1	0	1
Federal stimulus - Provider relief funds	0		0	0	61
Interest income (expense), net	0		5	0	1
Loss from Discontinued Operations before income taxes	(636)	—	(326)	(1,552)	(1,279)
Impairment loss of Trace Assets and related sale expenses before income taxes	(2,032)		0	(2,032)	0
Loss from Discontinued Operations before income taxes	(2,668)		(326)	(3,584)	(1,279)
Income Tax Expense	0		0	0	0
Loss from Discontinued Operations, net of tax	$(2,668)		$(326)	$(3,584)	$(1,279)

Details of assets and liabilities held for sale at December 31, 2023 and June 30, 2023, which primarily reflect the reporting of Trace's and Trace Extended Care's assets to be sold and liabilities to be assumed as a result of the Company's January 22, 2024 revised agreement to sell the Trace hospital assets and its plans to dispose of Trace Extended Care are as follows:

	December 31,	June 30,
	2023	2023
Receivables - net	$1,460	$1,659
Inventory	111	125
Prepaid expense and other assets	125	136
Property, plant and equipment, net	5,371	5,564
Impairment reserve	(1,974)	0
Right of use assets	232	246
Noncurrent assets	3	2
Total assets held for sale	$5,328	$7,732
Accounts payable	$1,249	$783
Accrued payroll and related taxes	361	361
Current operating lease liabilities	61	61
Other accrued expenses	24	121
Long-term operating lease liabilities	144	192
Total liabilities held for sale	$1,839	$1,518

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and six months ended December 31, 2023 and 2022, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were 9,000 shares issued as a result of options exercised during the six months ended December 31, 2023. There were 77,452 shares issued as a result of options exercised during the six months ended December 31, 2022.

Note 5. – Revenue and Accounts Receivable

Revenues by payor were as follows for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Medicare	$3,984	$3,594	$7,814	$6,856
Medicaid	1,742	1,642	3,392	3,246
Retail and Institutional Pharmacy	1,618	2,535	3,322	4,034
Managed Care & Other Insurance	987	2,667	2,157	3,540
Self-pay	163	188	343	384
Other	16	14	37	29
Total Net Revenues	$8,510	$10,640	$17,065	$18,089

The revenues for the three months ended December 31, 2023 includes $59 of prior period sales tax refunds compared to a $2,615 increase in revenues in the three months ended December 31, 2022 as a result of a reduction in the accrued sales tax liability as described in Note 10. The revenues for six months ended December 31, 2023 includes $380 of prior period sales tax refunds, compared to $2,615 increase in revenues in the six months ended December 31, 2022 as a result of a reduction in the accrued sales tax liability as described in Note 10.

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

The roll forward of the allowance for doubtful accounts for the three- and six months ended December 31, 2023 was as follows:

June 30, 2023 balance	$532
Concession allowance expense	79
Write-offs	(203)
September 30, 2023 balance	408
Concession allowance expense	67
Write-offs	(104)
December 31, 2023 balance	$371

Note 6. – Intangible Assets

As of December 31, 2023 and June 30, 2023, intangible assets consist solely of an indefinite-lived trade name of $1,180 under the Pharmacy Segment.

Amortization expense was $0 and $6 for the three months ended December 31, 2023 and 2022, respectively. Amortization expense was $0 and $13 for the six months ended December 31, 2023 and 2022, respectively.

Note 7. – Long-Term Debt

Long-term debt of discontinued operations which is included in current liabilities held for sale consisted of the following:

	December 31, 2023	June 30, 2023
Finance Lease Obligations	$0	$14
Less current maturities	0	(14)
Long-term Debt	$0	$0

Note 8. – Income Taxes

Income tax expense of $3 (all state income taxes) was recorded for continuing operations for the three months ended December 31, 2023. Income tax benefit of $1 (all state income benefit) was recorded for continuing operations for the three months ended December 31, 2022. Income tax expense of $5 (all state income taxes) was recorded for continuing operations for the six months ended December 31, 2023. Income tax benefit of $1 (all state income benefit) for continuing operations for the six months ended December 30, 2022.

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

At December 31, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,163 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of December 31, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2023 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $28,082.

For federal income tax purposes, at December 31, 2023, the Company had approximately $28,082 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Note 9. – Leases

The Company has operating leases relating to its pharmacy operations, medical office buildings, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Cost	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Operating lease cost:
Operating lease cost	$85	$85	$170	$170
Short-term rent expense	7	7	12	13
Variable lease cost	0	0	1	1
Total operating lease cost	$92	$92	$183	$184

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		December 31,	June 30,
		2023	2023
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$649	$798
Current operating lease liabilities	Current operating lease liabilities	331	334
Long-term operating lease liabilities	Long-term operating lease liabilities	$332	$481

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
Other information	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85	$85	$170	$170
Right-of-use assets obtained in exchange for new operating lease liabilities	0	9	18	16
Weighted-average remaining lease term:
Operating leases	2.06 years	2.97 years	2.06 years	2.97 years
Weighted-average discount rate:
Operating leases	0.98%	1.02%	0.98%	1.02%

Commitments relating to non-cancellable operating leases as of December 31, 2023 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$336
2 years	298
3 years	31
4 years	5
5 years	0
Over 5 years	0
Total minimum future payments	670
Less: Imputed interest	(7)
Total liabilities	663
Less: Current portion	(331)
Long-term liabilities	$332

Note 10. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from three taxing authorities in the amounts claimed on amended returns and a settlement was reached with one taxing authority to offset future sales tax payable. Amounts claimed and received from two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. During the six months ended

December 31, 2023, the Company recorded a refund received of $321 as revenue for a sales tax refund which was received in October 2023 and during the three months ended December 31, 2023, the Company recorded $59 for prior period sales tax settlements.

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

Note 11. – Commitments and Contingencies

The Company has no contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) at December 31, 2023.

Note 12. – Related Party Transactions

A director of the Company is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $102 and $130 for legal services to this law firm in the three months ended December 31, 2023 and 2022, respectively and expensed an aggregate of $289 and $185 for legal services to this law firm in the six months ended December 31, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2023 and June 30, 2023 is outstanding legal expenses to this firm $126 and $36, respectively,

Note 13. – Subsequent Events

Sale of Trace Regional Hospital, medical office building and three (3) patient clinics –On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc., reached revised agreements for the sale of Trace Regional Hospital, a medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC, (“Progressive”). Pursuant to these agreements, Southern sold certain personal and intangible property to Progressive for $500 under an asset purchase agreement, entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of the hospital and clinics pending receipt of certain regulatory approvals. As a result of the transaction, Southern’s agreement with Progressive dated November 10, 2023, was terminated. Southern also entered into a real estate purchase agreement with Progressive under which Progressive is to purchase the real estate and improvements of Trace for $2,000 by July 31, 2024. Southern is in the process of marketing for sale Trace Extended Care, which Southern retains. There can be no assurance that the Trace Real Estate purchase will be completed or that Trace Extended Care will be sold.

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

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink believes the Company needs to expand if it is to continue as a public corporation or effect an extraordinary corporate transaction involving a merger with, acquisition by or other affiliation with another suitable corporation. To do so, the Board believes Management should, among other things: (i) actively pursue one or more extraordinary corporate transactions, any of which transactions may involve a merger or consolidation with a compatible third party, as a result of which the Company may or may not be in the majority, (ii) continue the Company's business strategy to focus its efforts on improving its operations and services generally and achieving and maintaining profitability in its existing Pharmacy business, which may include selective acquisitions, subject to available capital, (iii) pursue dispositions of underperforming subsidiaries or facilities and, (iv) effect corporate governance changes which were approved at the Special Meeting of Shareholders held on October 19, 2023, which approved reincorporation in Georgia with governing documents which provide for majority shareholder voting to better enable the Company to pursue any such extraordinary corporate transaction which may be judged favorable to the Company and its shareholders. On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals. As a result of the transaction, Southern’s previous agreement with Progressive dated November 10, 2023, was terminated. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") whereby Progressive is to purchase certain real estate and improvements of Trace for $2,000 by July 31, 2024. Southern is in the process of marketing for sale the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at December 31, 2023. There can be no assurance any extraordinary corporate transaction, the Trace Hospital Sale or the sale of Trace Extended Care will be completed.

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

COVID-19 Pandemic and CARES Act Funding

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the quarter ended December 31, 2023 and believes such effects will likely continue to affect its assets and operations in the foreseeable future particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects of evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is very limited, depending as they do on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

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

Financial Summary

Results of Operations

The Company’s operations for the three and six months ended December 31, 2023 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
Net Revenues	$8,510	$10,640	(20.0)%	$17,065	$18,089	(5.7)%
Costs and expenses	(8,943)	(8,370)	6.8%	(17,948)	(16,436)	9.2%
Operating profit (loss)	(433)	2,270	(119.1)%	(883)	1,653	(153.4)%
Interest income (expense) - net	29	5	480.0%	51	5	920.0%
Gain on sale of assets	0	1	NA	2	13	(84.6)%
Earnings (Loss) from continuing operations before income taxes	$(404)	$2,276	(117.8)%	$(830)	$1,671	(149.7)%

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Medicare	$3,984	$3,594	$7,814	$6,856
Medicaid	1,742	1,642	3,392	3,246
Retail and Institutional Pharmacy	1,618	2,535	3,322	4,034
Managed Care & Other Insurance	987	2,667	2,157	3,540
Self-pay	163	188	343	384
Other	16	14	37	29
Total Net Revenues	$8,510	$10,640	$17,065	$18,089

Pharmacy net revenues for the three month period ended December 31, 2023 decreased $2,105 or 20% from the three month period ended December 31, 2022 and decreased $983 or 6% from the six month period ended December 31, 2023 from the six month period ended December, 2022. The revenues for the three months ended December 31, 2023 include $59 of prior period sales tax refunds and the revenues for the six months ended December 31, 2023 include $380 of prior period sales tax refunds. The decreased net revenues this year results primarily from the recognition of prior periods' accrued sales tax of $2,615 in the three months ended December 31, 2022.

Costs and expenses, including depreciation and amortization, were $8,943 and $8,370 for the three months ended December 31, 2023 and 2022, respectively. Costs and expenses, including depreciation and amortization, were $17,948 and $16,436 for the six months ended December 31, 2023 and 2022, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Cost of goods sold	56.0%	42.4%	55.9%	49.1%
Salaries, wages and benefits	31.4%	23.3%	31.0%	27.7%
Supplies	0.5%	0.4%	0.4%	0.4%
Purchased services	3.3%	2.2%	3.3%	2.7%
Other operating expenses	9.2%	6.8%	9.9%	6.9%
Rent and lease expense	1.1%	0.9%	1.1%	1.0%
Depreciation and amortization expense	3.7%	2.7%	3.6%	3.1%

Almost all categories of costs and expenses increased as a percent of net revenues in the three and six months ended December 31, 2023 compared to the prior fiscal year due to the increased net revenues last year which included the sales tax recognition of $2,615 and due to the corporate overhead costs of a public company in relation to the Company's smaller size. Cost of goods sold increased in total due to higher cost of certain pharmaceuticals and DME products which resulted from supply chain issues. Salaries, wages and benefits ("SWB")increased in total for the three and six months ended December 31, 2023 compared to the prior period last year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic, including contract labor. Purchased services cost increased this year due to increased cost of fuel, and increased costs of software support services. Other operating expenses for the three and six months ending December 31, 2023 increased from the prior year's comparable quarter primarily due to increased legal expenses relating to the change in state of incorporation from Ohio to Georgia, which was finalized in October 2023 and decrease equity method income from investment in a minority-owned subsidiary. Depreciation expense also increased this year due to the $1,337 of pharmacy capital expenditures last fiscal year.

Operating Loss

The Company reported an operating loss of $433 for the three months period ended December 31, 2023 compared to operating profit of $2,270 for the three months period ended December 31, 2022. The $2,703 decreased operating loss for the three months ended December 31, 2023 compared to the three months period ended December 31, 2022 resulted from the 20% decrease in net revenues this quarter. The Company reported an operating loss of $883 for the six months period ended December 31, 2023 compared to an operating profit of $1,653 for the six months period ended December 31, 2022. The $2,536 increased operating loss for the six months ended December 31, 2023 compared to the six months period ended December 31, 2022 resulted primarily from the 6% decrease during the current six month period.

Income Taxes

Income tax expense of $3 (all state income taxes) was recorded for continuing operations for the three months ended December 31, 2023. Income tax benefit of $1 (all state income tax benefit) was recorded for continuing operations for the three months ended December 31, 2022. Income tax expense of $5 (all state income taxes) was recorded for continuing operations for the six months ended December 31, 2023. Income tax benefit of $1 (all state income tax benefit) for continuing operations for the six months ended December 31, 2022.

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

At December 31, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,164 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2023. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of December 31, 2023 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2023 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $28,082.

For federal income tax purposes, at December 31, 2023, the Company had approximately $28,082 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $2,668 for the three month period ended December 31, 2023 compared to a loss from discontinued operations after income taxes of $326 for the three month period ended December 31, 2022. The increased loss this year included an impairment charge of $1,974 required to write down the net assets of the Trace Hospital Assets and expense of $58 for sale transaction costs. The loss from discontinued operations after income taxes was $3,584 for the six month period ended December 31, 2023 compared to a loss from discontinued operations after income taxes of $1,279 for the three month period ended December 31, 2022.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building and three (3) patient clinics–On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively, “Trace”) to Progressive Health of Houston, LLC (“Progressive”). Pursuant to those agreements, Southern sold certain personal and intangible property to Progressive for $500 under an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace until receipt of certain regulatory approvals. As a result of the transaction, Southern’s previous agreement with Progressive dated November 10, 2023 was terminated. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") under which Progressive is to purchase the real estate and improvements of Trace for $2,000 by July 31, 2024. As a result of the transactions ("Revised Agreements"), SunLink reported an impairment charge of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the Revised Agreements and $58 of transaction expenses incurred through that date. Southern is in the process of marketing the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at December 31, 2023. There can be no assurance the Trace Hospital Sale or the sale of Trace Extended Care will be completed.

Sold Hospitals and Nursing Home – Subsidiaries of the Company have sold substantially all the assets of five hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment — SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the three and six months ended December 31, 2023 and 2022, respectively.

Net Loss

Net loss for the three months period ended December 31, 2023 was $3,075 (or a loss of $0.44 per fully diluted share) as compared to net earnings of $1,951 (or $0.28 per fully diluted share) for the three months period ended December 31, 2022. Net loss for the six months period ended December 31, 2023 was $4,419 (or a loss of $0.63 per fully diluted share) as compared to net earnings of $393 (or $0.06 per fully diluted share) for the six months period ended December 31, 2022.

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, to pursue extraordinary corporate transactions and for general corporate purposes, is unrestricted cash on hand, which was $2,055 at December 31, 2023, and the sale of assets. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020 provided the relief to health care providers under the CARES Act in the form of grants under PRF and forgivable loans under PPP. We received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received as of the date of this filing.

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic and our ability to retain the CARES funds described above, as well as our ability to complete the disposition of certain unprofitable operations, including the Trace transaction, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at December 31, 2023 were as follows:

Payments due within:	Operating Leases
1 year	$336
2 years	298
3 years	31
4 years	5
5 years	0
Over 5 years	0
$670

As of December 31, 2023, we had no outstanding debt.

The Company currently expects to purchase approximately $800 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2023 and 2022. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the six months ended December 31, 2023, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business, and the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the three months ended December 31, 2023. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and interest on current outstanding debt, the debt, the specific items previously disclosed here, as well as continued uncertainties relating to the aftermath of the COVID-19 pandemic, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2021, 2022 and 2023 to date will mitigate.

Related Party Transactions

A director of the Company is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $102 and $130 for legal services to this law firm in the three months ended December 31, 2023 and 2022, respectively and expensed an aggregate of $289 and $185 for legal services to this law firm in the six months ended December 31, 2023 and 2022, respectively. Included in the Company’s condensed consolidated balance sheets at December 31, 2023 and June 30, 2023 is outstanding legal expenses to this firm $126 and $36, respectively,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any, and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2023 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be affected in the case of other or recurrent pandemics.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2023, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 (unaudited) and June 30, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2023 and 2022 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: February 13, 2024