Form 10-Q
period 2024-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2024-05-15
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of Common Shares, without par value, outstanding as of May 14, 2024 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2024	June 30,
	(unaudited)	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,211	$4,486
Receivables - net	3,078	2,592
Inventory	1,561	1,628
Current assets held for sale	3,512	1,920
Prepaid expense and other assets	1,604	1,648
Total current assets	10,966	12,274
Property, plant and equipment, at cost	12,302	11,259
Less accumulated depreciation	(9,399)	(8,542)
Property, plant and equipment - net	2,903	2,717
Noncurrent Assets:
Intangible asset	1,180	1,180
Noncurrent assets held for sale	0	5,812
Right of use assets	592	798
Other noncurrent assets	503	487
Total noncurrent assets	2,275	8,277
TOTAL ASSETS	$16,144	$23,268
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,532	$1,067
Accrued payroll and related taxes	857	1,027
Current liabilities held for sale	563	1,326
Current operating lease liabilities	332	334
Other accrued expenses	675	1,115
Total current liabilities	3,959	4,869
Long-Term Liabilities
Noncurrent liability for professional liability risks	231	138
Long-term operating lease liabilities	273	481
Noncurrent liabilities held for sale	0	192
Other noncurrent liabilities	73	171
Total long-term liabilities	577	982
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at March 31, 2024 and 7,032 at June 30, 2023	3,521	3,516
Additional paid-in capital	10,747	10,746
Retained earnings (deficit)	(2,810)	3,005
Accumulated other comprehensive income	150	150
Total Shareholders’ Equity	11,608	17,417
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,144	$23,268

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenues	$7,462	$8,181	$24,527	$26,270
Costs and Expenses:
Cost of goods sold	4,339	4,755	13,871	13,642
Salaries, wages and benefits	2,652	2,543	7,937	7,547
Supplies	36	39	109	104
Purchased services	265	302	832	788
Other operating expenses	589	601	2,279	1,854
Rent and lease expense	92	92	275	276
Depreciation and amortization	342	316	960	873
Operating Profit (Loss)	(853)	(467)	(1,736)	1,186
Other Income (Expense):
Gains on sale of assets	0	0	2	13
Interest income (expense), net	19	8	70	13
Earnings (Loss) from Continuing Operations before income taxes	(834)	(459)	(1,664)	1,212
Income Tax Benefit	(10)	(6)	(5)	(7)
Earnings (Loss) from Continuing Operations	(824)	(453)	(1,659)	1,219
Loss from Discontinued Operations, net of tax	(572)	(309)	(4,156)	(1,588)
Net Loss	(1,396)	(762)	(5,815)	(369)
Other comprehensive income	0	0	0	0
Comprehensive Loss	$(1,396)	$(762)	$(5,815)	$(369)
Loss Per Share:
Continuing Operations:
Basic	$(0.12)	$(0.06)	$(0.24)	$0.17
Diluted	$(0.12)	$(0.06)	$(0.24)	$0.17
Discontinued Operations:
Basic	$(0.08)	$(0.04)	$(0.59)	$(0.23)
Diluted	$(0.08)	$(0.04)	$(0.59)	$(0.23)
Net Loss:
Basic	$(0.20)	$(0.11)	$(0.83)	$(0.05)
Diluted	$(0.20)	$(0.11)	$(0.83)	$(0.05)
Weighted-Average Common Shares Outstanding:
Basic	7,041	7,032	7,038	7,015
Diluted	7,041	7,032	7,038	7,018

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	7,041	3,521	10,747	1,661	150	16,079
Net loss	0	0	0	(3,075)	0	(3,075)
DECEMBER 31, 2023	7,041	3,521	10,747	(1,414)	150	13,004
Net loss	0	0	0	(1,396)	0	(1,396)
MARCH 31, 2024	7,041	$3,521	$10,747	$(2,810)	$150	$11,608

JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Share options exercised	78	38	10	0	0	48
Net loss	0	0	0	(1,558)	0	(1,558)
SEPTEMBER 30, 2022	7,032	3,516	10,746	3,242	106	17,610
Net earnings	0	0	0	1,951	0	1,951
DECEMBER 31, 2022	7,032	3,516	10,746	5,193	106	19,561
Net loss	0	0	0	(762)	0	(762)
MARCH 31, 2023	7,032	$3,516	$10,746	$4,431	$106	$18,799

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	March 31,
	2024	2023
Net Cash Used in Operating Activities	$(2,592)	$(119)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(1,089)	(969)
Expenditures for property, plant and equipment - discontinued operations	(91)	(556)
Proceeds from sale of property, plant and equipment - continuing operations	5	213
Proceeds from sale of Trace hospital operations - discontinued operations	500	0
Net Cash Used in Investing Activities	(675)	(1,312)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	6	49
Payments on long-term debt - discontinued operations	(14)	(30)
Net Cash Provided by (Used in) Financing Activities	(8)	19
Net Decrease in Cash and Cash Equivalents	(3,275)	(1,412)
Cash and Cash Equivalents Beginning of Period	4,486	6,794
Cash and Cash Equivalents End of Period	$1,211	$5,382
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(70)	$(46)
Income taxes	$105	$(32)
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$18	$24

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2024

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2024 and for the three and nine month periods ended March 31, 2024 and 2023 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2023 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 28, 2023. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Series C Redeemable Preferred Shares

On August 2, 2023, the Board of SunLink declared a non-cash dividend per Common Share of one fractional interest in one of the Corporation’s Series C Redeemable Preferred Shares (the “Series C Preferred Shares” and each such fraction of a Series C Preferred Share, a “Series C Fractional Interest”). Each of the 7,032 Series C Preferred Shares issued was entitled to one million (1,000,000) votes and each Series C Fractional Interest in a Series C Preferred Share was entitled to one thousand (1,000) votes out of such one million votes. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before a special shareholders’ meeting which was held on October 19, 2023 and at which the Corporation was reincorporated from the state of Ohio to Georgia (the “Special Meeting”). The Series C Fractional Interests were automatically redeemed and the Series C Preferred Shares cancelled.

COVID-19 Pandemic and CARES Act Funding

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the quarter ended March 31, 2024 and believes such effects will likely continue to affect its assets and operations in the foreseeable future, particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects from current or evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is limited, depending, as they do, on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building and three patient clinics, Trace Extended Care operations –On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached a revised agreement for the sale of Trace Regional Hospital, a medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”). Pursuant to those agreements, Southern sold certain personal and intangible property of Trace Regional Hospital and associated clinics to Progressive on January 22, 2024 for $500 pursuant to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. As a result of the transaction, Southern’s previous agreement with Progressive dated November 10, 2023, was terminated. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") whereunder Progressive is to purchase certain real estate and improvements of Trace Regional Hospital, associated clinics and a vacant medical office building for $2,000 by July 31, 2024. As a result of the transactions ("Revised Agreement"), SunLink reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the revised agreement and reported $58 of transaction expenses for the Revised Agreement during the quarter ended December 31, 2023. An impairment reserve of $1,695 remains at March 31, 2024 for the Trace Hospital Sale assets. During the quarter ended March 31, 2024, SunLink reported an additional loss on the sale of the Trace Hospital Sale of $613 and reported an additional $55 of transactions expenses. Southern is in the process of marketing the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at March 31, 2024. There can be no assurance that the Trace Real Estate purchase will be completed or that Trace Extended Care will be sold.

Sold Hospitals and Nursing Home– Subsidiaries of the Company have sold substantially all the assets of five (5) hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and nine months ended March 31, 2024 and 2023, respectively.

The components of pension expense for the three and nine months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest cost	$10	$13	$32	$39
Expected return on assets	(9)	(11)	(27)	(32)
Amortization of prior service cost	0	0	0	0
Net pension expense	$1	$2	$5	$7

SunLink contributed $15 to the plan in the nine months ended March 31, 2024 and expects to contribute an additional $5 during the last three months of the fiscal year ending June 30, 2024.

Details of statements of operations from discontinued operations for the three and nine months ended March 31, 2024 and 2023, primarily reflecting the reporting of Trace as discontinued operations as a result of the Company's January 22, 2024 revised agreement to sell Trace and its plan to sell Trace Extended Care, are as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024		2023	2024	2023
Net Revenues	$1,886		$3,357	$7,329	$10,709
Costs and Expenses:
Salaries, wages and benefits	917		1,907	4,659	6,975
Supplies	146		237	702	910
Purchased services	280		748	1,587	2,324
Other operating expense	452		664	1,509	1,782
Rent and lease expense	8		45	75	105
Depreciation and amortization	42		98	308	297
Operating Profit (Loss)	41		(342)	(1,511)	(1,684)
Other Income (Expense):
Losses on sale of assets	(613)		0	(613)	1
Federal stimulus - Provider relief funds	0		0	0	61
Interest income (expense), net	0		33	0	34
Loss from Discontinued Operations before income taxes	(572)	—	(309)	(2,124)	(1,588)
Impairment loss of Trace Assets and related sale expenses before income taxes	0		0	(2,032)	0
Loss from Discontinued Operations before income taxes	(572)		(309)	(4,156)	(1,588)
Income Tax Expense	0		0	0	0
Loss from Discontinued Operations, net of tax	$(572)		$(309)	$(4,156)	$(1,588)

Details of assets and liabilities held for sale at March 31, 2024 and June 30, 2023, which primarily reflect the Trace Extended Care's assets to be sold and liabilities to be assumed as a result of the Company's January 22, 2024 revised agreement to sell the Trace hospital assets and its plans to dispose of Trace Extended Care are as follows:

	March 31,	June 30,
	2024	2023
Receivables - net	$667	$1,659
Inventory	2	125
Prepaid expense and other assets	7	136
Property, plant and equipment, net	4,529	5,564
Impairment reserve	(1,695)	0
Right of use assets	0	246
Noncurrent assets	2	2
Total assets held for sale	$3,512	$7,732
Accounts payable	$418	$783
Accrued payroll and related taxes	91	361
Current operating lease liabilities	0	61
Other accrued expenses	54	121
Long-term operating lease liabilities	0	192
Total liabilities held for sale	$563	$1,518

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three and nine months ended March 31, 2024 and 2023, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were 9,000 shares issued as a result of options exercised during the nine months ended March 31, 2024. There were 77,452 shares issued as a result of options exercised during the nine months ended March 31, 2023.

Note 5. – Revenue and Accounts Receivable

Revenues by payor were as follows for the three and nine months ended March 31, 2002 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Medicare	$3,207	$3,521	$11,021	$10,377
Medicaid	1,506	1,802	4,898	5,048
Retail and Institutional Pharmacy	1,517	1,632	4,839	5,666
Managed Care & Other Insurance	1,022	1,032	3,179	4,572
Self-pay	189	180	532	564
Other	21	14	58	43
Total Net Revenues	$7,462	$8,181	$24,527	$26,270

The revenues for the three months ended March 31, 2024 includes $57 of prior period sales tax refunds as a result of a reduction in the accrued sales tax liability as described in Note 10. The revenues for nine months ended March 31, 2024 includes $437 of prior period sales tax refunds, compared to $2,615 increase in revenues in the nine months ended March 31, 2023 as a result of a reduction in the accrued sales tax liability as described in Note 10.

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

The roll forward of the allowance for doubtful accounts for the three and nine months ended March 31, 2024 was as follows:

June 30, 2023 balance	$532
Concession allowance expense	79
Write-offs	(203)
September 30, 2023 balance	408
Concession allowance expense	67
Write-offs	(104)
December 31, 2023 balance	371
Concession allowance expense	272
Write-offs	(363)
March 31, 2024 balance	$280

Note 6. – Intangible Assets

As of March 31, 2024 and June 30, 2023, intangible assets consist solely of an indefinite-lived trade name of $1,180 under the Pharmacy Segment.

Amortization expense was $0 and $6 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was $0 and $19 for the three months ended March 31, 2024 and 2023, respectively.

Note 7. – Long-Term Debt

Long-term debt of discontinued operations which is included in current liabilities held for sale consisted of the following:

	March 31, 2024	June 30, 2023
Finance Lease Obligations	$0	$14
Less current maturities	0	(14)
Long-term Debt	$0	$0

Note 8. – Income Taxes

Income tax benefit of $10 was recorded for continuing operations for the three months ended March 31, 2024. Income tax benefit of $6 (all state income benefit) was recorded for continuing operations for the three months ended March 31, 2023. Income tax benefit of $5 (all state income taxes) was recorded for continuing operations for the nine months ended March 31, 2024. Income tax benefit of $7 (all state income benefit) for continuing operations for the nine months ended March 31, 2023.

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

At March 31, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,499 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of March 31, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at March 31, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,862.

For federal income tax purposes, at March 31, 2024, the Company had approximately $29,862 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Note 9. – Leases

The Company, as lessee, has operating leases relating to its pharmacy operations, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Lease Cost	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Operating lease cost:
Operating lease cost	$85	$86	$255	$256
Short-term rent expense	7	5	19	18
Variable lease cost	0	1	1	2
Total operating lease cost	$92	$92	$275	$276

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		March 31,	June 30,
		2024	2023
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$592	$798
Current operating lease liabilities	Current operating lease liabilities	332	334
Long-term operating lease liabilities	Long-term operating lease liabilities	$273	$481

Supplemental cash flow and other information related to leases as of and for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
Other information	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows of operating leases	$85	$86	$255	$256
Right-of-use assets obtained in exchange for new operating lease liabilities	0	0	18	16
Weighted-average remaining lease term:
Operating leases	1.82 years	2.74 years	1.82 years	2.74 years
Weighted-average discount rate:
Operating leases	0.98%	1.02%	0.98%	1.02%

Commitments relating to non-cancellable operating leases as of March 31, 2024 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$337
2 years	252
3 years	15
4 years	10
5 years	0
Over 5 years	0
Total minimum future payments	614
Less: Imputed interest	(9)
Total liabilities	605
Less: Current portion	(332)
Long-term liabilities	$273

Note 10. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the Pharmacy segment business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from three taxing authorities in the amounts claimed on amended returns and a settlement was reached with one taxing authority to offset future sales tax payable. Amounts claimed and received from two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. During the nine months ended March

31, 2024, the Company recorded a refund received of $321 as revenue for a sales tax refund which was received in October 2023 and during the three months and nine months ended March 31, 2024, the Company recorded $56 and $115, respectively, for prior period sales tax settlements.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these taxing authorities in amounts management believed would be payable if the Company's position did not prevail. During the nine months ended March 31, 2023, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the nine months ended March 31, 2023 as an increase of net revenues.

Note 11. – Commitments and Contingencies

The Company has no contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) at March 31, 2024.

Note 12. – Related Party Transactions

A director of the Company is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $96 and $35 for legal services to this law firm in the three months ended March 31, 2024 and 2023, respectively and expensed an aggregate of $385 and $220 for legal services to this law firm in the nine months ended March 31, 2024 and 2023, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2024 and June 30, 2023 is outstanding legal expenses to this firm $154 and $36, respectively.

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
•
any future challenge to our compliance with requirements of the expenditure and retention of Provider Relief Funds (“PRF”) received by us;
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

Liabilities, Claims, Obligations and Other Matters

•
claims under leases, guarantees, disposition agreements, and other obligations relating to current and future asset sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries, and failure of buyers to satisfy liabilities for which the Company remains liable, pursuant to the disposition agreements;
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
•
the continuing decision by Mississippi (where we operate our remaining nursing home) to not expand Medicaid;
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
•
the ability to complete the sale of assets pursuant to disposition agreements or the inability to collect proceeds expected pursuant to such agreements;
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

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink believes Management should, among other things: (i) actively pursue one or more extraordinary corporate transactions, any of which transactions may involve (a) a merger or consolidation with a compatible third party, as a result of which the Company may not be in the majority or (b) a sale or other disposition of non-performing assets, and (ii) continue its efforts to improve its operations and services generally and achieve and maintain profitability in its existing Pharmacy business, which may include selective acquisitions, subject to available capital, (iii) pursue dispositions of underperforming subsidiaries or facilities and, (iv) effect corporate governance changes which were approved at the Special Meeting of Shareholders held on October 19, 2023, which approved reincorporation in Georgia with governing documents which provide for majority shareholder voting to better enable the Company to pursue any such extraordinary corporate transaction which may be judged favorable to the Company and its shareholders.

On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") whereby Progressive is to purchase certain real estate and improvements of Trace for $2,000 by July 31, 2024. Southern is in the process of marketing for sale the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at March 31, 2024. There can be no assurance any extraordinary corporate transaction, the Trace Hospital Sale or the sale of Trace Extended Care will be completed.

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

In connection with a Special Meeting of Shareholders to reincorporate in Georgia and approve majority voting, a total of 7,032 Series C Preferred Shares were issued, each entitled to one million (1,000,000) votes and in turn each Series C Fractional Interest in such a Series C Preferred Share was issued for each Common Share of the Company and accordingly was entitled to one thousand (1,000) votes out of such one million votes of the corresponding Series C Preferred. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before the special shareholders’ meeting which was held on October 19, 2023 and at which shareholder approval of the Company's reincorporation from the state of Ohio to Georgia (the “Special Meeting”). The Series C Fractional Interests were automatically redeemed and the Series C Preferred Shares were cancelled.

There is no assurance that any strategic transaction will be authorized by the Company's Board of Directors or, if authorized, that any such transaction will be completed.

After Effects of COVID-19 Pandemic

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the quarter ended March 31, 2024 and believes such effects will likely continue to affect its assets and operations in the foreseeable future particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects of evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is very limited, depending as they do on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

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

Financial Summary

Results of Operations

The Company’s operations for the three and nine months ended March 31, 2024 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	% Change	2024	2023	% Change
Net Revenues	$7,462	$8,181	(8.8)%	$24,527	$26,270	(6.6)%
Costs and expenses	(8,334)	(8,648)	(3.6)%	(26,263)	(25,084)	4.7%
Operating profit (loss)	(872)	(467)	86.7%	(1,736)	1,186	(246.4)%
Interest income (expense) - net	19	8	137.5%	70	13	438.5%
Gain on sale of assets	0	0	NA	2	13	(84.6)%
Earnings (Loss) from continuing operations before income taxes	$(853)	$(459)	85.8%	$(1,664)	$1,212	(237.3)%

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Medicare	$3,207	$3,521	$11,021	$10,377
Medicaid	1,506	1,802	4,898	5,048
Retail and Institutional Pharmacy	1,517	1,632	4,839	5,666
Managed Care & Other Insurance	1,022	1,032	3,179	4,572
Self-pay	189	180	532	564
Other	21	14	58	43
Total Net Revenues	$7,462	$8,181	$24,527	$26,270

Pharmacy net revenues for the three month period ended March 31, 2024 decreased $729 or 9% from the three month period ended March 31, 2023 and decreased $1,711 or 7% from the nine month period ended March 31, 2024 from the nine month period ended March 31, 2023. The revenues for the three months ended March 31, 2024 include $57 of prior period sales tax refunds and the revenues for the nine months ended March 31, 2024 include $437 of prior period sales tax refunds. The decreased net revenues this year results primarily from the recognition of prior periods' accrued sales tax of $2,615 in the nine months ended March 31, 2023. The decrease in Pharmacy net revenues for the three months period ended March 31, 2024 compared to the same period last fiscal year resulted from lower retail pharmacy scripts filled and durable medical equipment ("DME") orders shipped. The decrease in Pharmacy net revenues for the nine months period ended March 31, 2024 compared to the same period last fiscal year resulted primary from the $2,615 recognition of prior periods accrued sales compare to $437 in prior periods sales tax refunds received this fiscal year.

Costs and expenses, including depreciation and amortization, were $8,334 and $8,648 for the three months ended March 31, 2024 and 2023, respectively. Costs and expenses, including depreciation and amortization, were $26,263 and $25,084 for the nine months ended March 31, 2024 and 2023, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cost of goods sold	58.2%	58.1%	56.5%	51.9%
Salaries, wages and benefits	35.5%	31.1%	32.4%	28.7%
Supplies	0.5%	0.8%	0.4%	0.4%
Purchased services	3.6%	3.7%	3.4%	3.0%
Other operating expenses	7.9%	7.4%	9.3%	7.1%
Rent and lease expense	1.2%	1.1%	1.1%	1.1%
Depreciation and amortization expense	4.6%	3.9%	3.9%	3.3%

Almost all categories of costs and expenses increased as a percent of net revenues in the three and nine months ended March 31, 2024 compared to the prior fiscal year due to the decreased net revenues this year and revenues last year which included the sales tax recognition of $2,615, and due to the corporate overhead costs this year of a public company in relation to the Company's smaller size. Cost of goods sold increased in total due to higher cost of certain pharmaceuticals and DME products which resulted from supply chain issues. Salaries, wages and benefits ("SWB")increased in total for the three and nine months ended March 31, 2024 compared to the prior period last year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic effects, including the use of contract labor. Other operating expenses for the nine months ending March 31, 2024 increased from the prior year's comparable period primarily due to increased legal expenses relating to the change in state of incorporation from Ohio to Georgia, which was finalized in October 2023. Depreciation expense also increased this year due to the $1,337 of pharmacy capital expenditures last fiscal year.

Operating Profit (Loss)

The Company reported an operating loss of $853 for the three months period ended March 31, 2024 compared to an operating loss of $467 for the three months period ended March 31, 2023. The increased operating loss for the three months ended March 31, 2024 compared to the three months period ended March 31, 2023 resulted from the 9% decrease in net revenues this quarter and increased costs as a percentage of net revenues. The Company reported an operating loss of $1,736 for the nine months period ended March 31, 2024 compared to an operating profit of $1,186 for the nine months period ended March 31, 2023. The $2.922 increased operating loss for the nine months ended March 31, 2024 compared to the nine months period ended March 31, 2023 resulted primarily from the 7% decrease in net revenues during the current nine month period and increased costs as a percentage of net revenues.

Income Taxes

Income tax benefit of $10 was recorded for continuing operations for the three months ended March 31, 2024. Income tax benefit of $6 (all state income benefit) was recorded for continuing operations for the three months ended March 31, 2023. Income tax benefit of $5 (all state income taxes) was recorded for continuing operations for the nine months ended March 31, 2024. Income tax benefit of $7 (all state income benefit) for continuing operations for the nine months ended March 31, 2023.

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

At March 31, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $9,499 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of March 31, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at March 31, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,862

For federal income tax purposes, at March 31, 2024, the Company had approximately $29,862 of estimated net operating loss carry-forwards available for use in future years subject to the limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2023 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $572 for the three month period ended March 31, 2024 compared to a loss from discontinued operations after income taxes of $309 for the three month period ended March 31, 2023. The increased loss this year included a loss of $613 on the sale of Trace Hospital Sale which included $103 for sale transaction costs. The loss from discontinued operations after income taxes was $4,156 for the nine month period ended March 31, 2024 compared to a loss from discontinued operations after income taxes of $1,588 for the nine month period ended March 31, 2023.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building and three patient clinics, Trace Extended Care operations

On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached a revised agreement for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”). Pursuant to those agreements, Southern sold certain personal and intangible property to Progressive on January 22, 2024 for $500 pursuant to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. As a result of the transaction, Southern’s previous agreement with Progressive dated November 10, 2023, was terminated. Southern also entered into a real estate purchase agreement with Progressive ("Trace Hospital Sale") whereunder Progressive is to purchase certain real estate and improvements of Trace for $2,000 by July 31, 2024. As a result of the transactions ("Revised Agreement"), SunLink reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the revised agreement and reported $58 of transaction expenses for the Revised Agreement during the quarter ended December 31, 2023. An impairment reserve of $$1,695 remains at March 31, 2024 for the Trace Hospital Sale assets. During the quarter ended March 31, 2024, SunLink reported an additional loss on the sale of the Trace Hospital Sale of $613 and reported as additional $55 of transactions expenses. Southern is in the process of marketing the Trace Extended Care & Rehabilitation ("Trace Extended Care"), a skilled care nursing facility adjacent to the campus of Trace. Trace Extended Care, which Southern retains, is considered an asset held for sale at March 31, 2024. Southern is in the process of marketing for sale Trace Extended Care, which Southern retains. There can be no assurance that the Trace Real Estate purchase will be completed or that Trace Extended Care will be sold.

Sold Hospitals and Nursing Home – Subsidiaries of the Company have sold substantially all the assets of five rural hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Net Loss

Net loss for the three months period ended March 31, 2024 was $1,396 (or a loss of $0.20 per fully diluted share) as compared to a net loss of $762 (or $0.11 per fully diluted share) for the three months period ended March 31, 2023. Net loss for the nine months period ended March 31, 2024 was $5,815 (or a loss of $0.83 per fully diluted share) as compared to a net loss of $369 (or $0.05 per fully diluted share) for the nine months period ended March 31, 2023.

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, to pursue extraordinary corporate transactions and for general corporate purposes, is unrestricted cash on hand, which was $1,211 at March 31, 2024, and the sale of assets. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

CARES Act Funds - The CARES Act was enacted by the U.S. government on March 27, 2020 provided the relief to health care providers under the CARES Act in the form of grants under PRF and forgivable loans under PPP. We received a total of $9,416 under the CARES Act programs consisting of $6,182 in general and targeted PRF and $3,234 of PPP loans. During the first two calendar quarters of 2021, the Company became eligible for, and we applied for $3,586 of ERC through amended quarterly payroll tax filings, all of which the Company has received as of the date of this filing.

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

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to outstanding debt, noncancelable operating leases and interest on outstanding debt from continuing operations at March 31, 2024 were as follows:

Payments due within:	Operating Leases
1 year	$337
2 years	252
3 years	15
4 years	10
5 years	0
Over 5 years	0
$614

As of March 31, 2024, we had no outstanding debt.

The Company currently expects to purchase approximately $800 of capitalizable DME by the Pharmacy segment (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2023 and 2022. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the nine months ended March 31, 2024, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business as well as cash receipts and disbursements relating to possible asset sales, and, additionally, the Company’s ability to retain unrecognized CARES Act grants, PPP funds and ERC funds received or previously received. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the three months ended March 31, 2024. Other than with respect to scheduled cash expenditures (based on current operating levels) for long-term debt, operating leases, and the specific items previously disclosed here, as well as continued uncertainties relating to the aftermath of the COVID-19 pandemic and asset sales, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 7, 9, 10, and 11 to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2021, 2022 and 2023 to date will mitigate.

Related Party Transactions

A director of the Company is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $96 and $35 for legal services to this law firm in the three months ended March 31, 2024 and 2023, respectively and expensed an aggregate of $385 and $220 for legal services to this law firm in the nine months ended March 31, 2024 and 2023, respectively. Included in the Company’s condensed consolidated balance sheets at March 31, 2024 and June 30, 2023 is outstanding legal expenses to this firm $154 and $36, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2024

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. The effect, if any, of the COVID-19 pandemic on the effectiveness of current disclosure controls and procedures in future periods is uncertain and we intend to revise the same, if any, and to the extent deemed appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2024 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting. Notwithstanding staff absences and turnover and challenges hiring new and replacement staff, including in our financial departments, to date, we do not believe the COVID-19 pandemic has had any material effect on the effectiveness of our disclosure controls and procedures, however we cannot assure you that our internal controls will not be affected in the case of other or recurrent pandemics.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2024, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and June 30, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2024 and 2022 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: May 15, 2024