Form 10-K
period 2024-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2024-09-30
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At the close of business on September 27, 2024 there were 7,040,603 shares of the registrant’s common shares without par value outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on December 29, 2023 of the registrant’s common shares as reported by NYSE American stock exchange amounted to $5,065,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Certain Cautionary Statements

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. Throughout this Annual Report and the notes to the consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

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
•
the competitive nature of the U.S. pharmacy business;
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

Operational Factors

•
the ability or inability to operate profitably in one or more of the healthcare business;
•
the availability of, and our ability to attract and retain, sufficient qualified management, pharmacists, and staff personnel for our operations;
•
timeliness and amount and conditions of reimbursement payments received under government programs;
•
the lack of availability of future governmental support that may be required to offset the after effects of the COVID-19 pandemic or future pandemics or an inability to meet the requirements relating to such support;
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
•
increases in prices of materials and services utilized in our Pharmacy business;
•
increases in wages as a result of inflation or competition for pharmacy, management, and staff positions;
•
any impairment in our ability to collect accounts receivable, including deductibles and co-pay amounts;
•
the functionality of or costs with respect to our information systems for our Pharmacy business and our corporate office, including both software and hardware;
•
the availability of and competition from alternative drugs or treatments to those provided by our Pharmacy business; and
•
the restrictions, clawbacks, processes, and conditions relating to our Pharmacy business imposed by pharmacy benefit managers, drug manufacturers, and distributors.

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
•
professional, general, and other claims which may be asserted against us, including claims currently unknown to us;
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
•
the regulatory environment for our businesses, including pharmacy licensing laws and regulations and rules and judicial cases relating thereto;
•
the failure of government and private reimbursement to cover our increasing costs;
•
changes in or failure to comply with Federal, state and local laws and regulations and enforcement interpretations of such laws and regulations affecting our Pharmacy business; and
•
the possible enactment of additional Federal healthcare reform laws or reform laws or regulations in states where our subsidiaries operate hospital and pharmacy facilities (including Medicaid waivers, bundled payments, managed care programs, accountable care and similar organizations, competitive bidding and other reforms).

Strategic Initiatives - Merger, Dispositions, Acquisition and Renovation Related Matters

•
the inability to complete a strategic transaction such as a merger;
•
the ability to dispose of underperforming businesses on acceptable terms;
•
the ability to complete the sale of assets pursuant to disposition agreements or the inability to collect proceeds expected pursuant to such agreements;

•
the availability of cash and the terms of borrowed or equity capital to fund acquisitions or replacement or upgraded facilities, and improvements or renovations to existing facilities; and
•
competition in the market for acquisitions of pharmacy facilities, and other healthcare businesses;

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

PART I

Item 1. Business (all dollar amounts are in thousands except share, per share and revenue per equivalent admission amounts)

Overview

SunLink Health Systems, Inc., through subsidiaries, owns businesses which provide healthcare products and services in certain markets in the southeastern United States. Unless the context indicates otherwise, all references to “SunLink,” “we,” “our,” “ours,” “us” and the “Company” refer to SunLink Health Systems, Inc. and our consolidated subsidiaries. References to our specific operations refer to operations conducted through our subsidiaries and references to “we,” “our,” “ours,” and “us” in such context refer to the operations of our subsidiaries. Our business is composed of two businesses, our pharmacy subsidiary which owns and operates a pharmacy business in Louisiana with four operational areas and our information technology ("IT") subsidiary based in Georgia which provides IT services to smaller healthcare provider.

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

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink (the "Board of Directors" or the "Board") believes Management should, among other things, actively pursue one or more extraordinary corporate transactions, any of which transactions may involve merger or consolidation with a compatible third party, as a result of which the Company's shareholders may not hold a majority of the equity in, or otherwise control the resulting entity. The Company is seeking to achieve a merger or other transaction with growth potential at what it believes is a reasonable risk.

On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, Mississippi, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Assets Sale"), entered into a six-month net lease of certain hospital real property for $20 per month, entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. Subsequently, completion of the Trace Real Estate Sale was extended by mutual agreement to October 4, 2024. On June 3, 2024, Southern and an affiliate completed the sale of its Trace Extended Care & Rehabilitation senior care facility and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Senior Care Facility Sale"). The net proceeds of $6,522 were retained by the Company for working capital and general corporate purposes.

There can be no assurance any extraordinary corporate transaction or the completion of the Trace Real Estate Sale will be completed.

The Company expects to use existing cash primarily to sustain its operations and to fund activities related to such extraordinary transactions when available and appropriate, and for other general corporate purposes. The Company believes certain portions of its businesses continue to under-perform and the Company periodically entertains overtures for the sale of one or more of its businesses when deemed appropriate, including to better position the company for an extraordinary corporate business transaction such as a merger or consolidation.

In connection with a Special Meeting of Shareholders in October 2023 to reincorporate in Georgia and approve majority voting, a total of 7,032 Series C Preferred Shares were issued, each entitled to one million (1,000,000) votes and in turn each Series C Fractional Interest in such a Series C Preferred Share was issued for each Common Share of the Company and accordingly was entitled to one thousand (1,000) votes out of such one million votes of the corresponding Series C Preferred. Series C Fractional Interests could not be transferred separately from the Common Shares and were represented by the Common Shares. A further description of the Series C Preferred Shares and the Series C Fractional Interests and the terms and provisions thereof is set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023. Each Common Share was entitled to one (1) vote as a Common Share and also one thousand (1,000) votes for the corresponding Series C Fractional Interest thereon, on each matter properly brought before the special shareholders’ meeting which was held on October 19, 2023 and at which shareholder approval of the Company's reincorporation from the state of Ohio to Georgia (the “Special Meeting”). The Series C Fractional Interests were automatically redeemed and the Series C Preferred Shares were cancelled.

After Effects of COVID-19 Pandemic

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the fiscal year ended June 30, 2024 and believes such effects will likely continue to affect its assets and operations in the foreseeable future particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects of evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is very limited, depending as they do on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

OPERATIONS

Pharmacy

Our Pharmacy business is composed of four operational areas:

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

Our other businesses include:

•
A subsidiary, SunLink Health Systems Technology ("SHS Technology”), which provides IT services to outside customers and to SunLink subsidiaries.
•
A subsidiary which owns and rents the Trace Real Estate to Progressive located in Houston, Mississippi and a subsidiary which owns approximately 3.73 acres of unimproved land in Houston, Mississippi.
•
A subsidiary which owned approximately twenty-five (25) acres of unimproved land in Ellijay, Georgia. On September 6, 2024, this land was sold for approximately $401.

Quality Assurance

Our pharmacy business maintains quality assurance procedures under the direction of licensed pharmacists-in-charge (“PIC”) including, among other procedures, regular physical counts of inventories and reconciliations of drugs by a PIC, who is supported by additional staff pharmacists and additional staff pharmacy technicians.

Our Pharmacy business competes with retail and institutional pharmacies, home health providers, and DME providers, including national chains with vastly more resources and larger distribution systems than ours, as well as with local pharmacies with strong reputations within the community. We compete primarily on the basis of location, convenience, service, participation in pharmacy reimbursement and benefit plans, and reputation. Our retail pharmacy business seeks to provide non-pharmacy items, such as snacks and merchandise, for sale to customers who visit our pharmacy, and our local staff are generally long-time community residents known to many of our pharmacy customers. We believe our personal service approach has provided us with the ability to compete with larger pharmacy chains which operate larger stores and provide more merchandise offerings.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. We believe the implementation or interpretation of rules and regulations, or the provisions of the ACA may have had and may continue to have an adverse effect on our financial condition and results of our operations.During the prior administration, various bills were proposed or introduced into Congress to repeal and/or replace the ACA, and various executive orders and interpretations have been issued since its enactment which modified the ACA. No such bills to repeal the ACA have been enacted to date. However, among other things, as a result of the 2018 Tax Cuts and Jobs Act, the former “individual mandate” (i.e. the requirement under the ACA that persons either lacking health insurance or Medicaid or Medicare coverage face a penalty on their taxes) has been effectively eliminated. In addition, the previous administration also issued various orders and interpretations which modified application of the ACA including those that (i) permit states with federal approval to require Medicaid beneficiaries to prove with documentation that they either work or go to school and (ii) extended the term of permitted short-term plans that did not provide certain "essential benefits" specified by the ACA from a maximum duration of three months to 364 days and permitted renewal of such policies for up to three years.

GOVERNMENT REIMBURSEMENT PROGRAMS

Government Reimbursement Programs — Pharmacy

The operations of our Pharmacy business are subject to certain rules implemented by MMA and, in the future, may be subject to other rules previously implemented by Medicare Prescription Improvement and Moderation Act of 2003 (the "MMA") with respect to certain providers. Regulations implementing cost containment mandates under MMA reduced the reimbursement for healthcare providers in certain areas for a number of products and services which are also provided by our pharmacy operations and established a competitive bidding program for certain DME provided under Medicare Part B in certain areas with the goal of offering beneficiaries access to quality with lower out-of-pockets costs. Competitive bidding is intended to further reduce reimbursement for certain products and will likely decrease the number of companies permitted to serve Medicare beneficiaries beginning in certain designated competitive bidding areas (“CBAs”). CMS implemented a competitive bidding program for Medicare durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) products and services in specified CBAs. Pursuant to Sections 1834(a)(1)(F) and 1842(s)(3)(B) of the Social Security Act, Final Rule 1614-F, “Medicare Program: End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” established the methodology to expand competitive bidding to non-bid areas and to implement national price adjustments to payments for DMEPOS and enteral nutrition products. Under these rules and the resulting expansion plan, CMS has applied competitive bidding prices to claims for DMEPOS and enteral nutrition products in previously non-bid areas covered in Rounds 1, 2 and Round Recompete of the Competitive Bidding Program (“CBP”). All DMEPOS CBP contracts expired on December 31, 2018. Beginning January 1, 2019, there was a temporary gap in the DMEPOS CBP test that ended December 31, 2020. On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 1 2017 and Round 2 Recompete into a single round of competition named Round 2021. Round 2021competed sixteen (16) product categories in 130 CBAs, which, for Louisiana, included the CBAs in New Orleans-Metairie and Baton Rouge. On April 9, 2020, the non-invasive ventilators product category was removed from Round 2021 due to the novel COVID-19 pandemic. On October 27, 2020, CMS announced the Round 2021 single payment amounts (“SPAs”) and began offering contracts for the off-the-shelf (“OTS”) back braces and OTS knee braces product categories in 127 CBAs. All of the Round 2021 SPAs became effective January 1, 2021, and extend through December 31, 2023. All other product categories were removed from Round 2021. CMS is required by law to recompete contracts under the DMEPOS CBP at least once every three years. We cannot assure you that our Pharmacy business will be able to operate its DMEPOS and enteral nutrition products operations profitably in the future either at the current reimbursement rates, or, if at all, under a competitive bid program.

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

We cannot assure you that the ASP reimbursement methodology will not be repeated or extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by our Pharmacy operations or that our Pharmacy business will be able to operate profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which it operates, or may seek to operate, or that the Pharmacy business would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

Non-government Reimbursement Arrangements—Pharmacy

Major insurance and commercial payors for pharmacy products and services have taken significant steps in recent years to reduce payments for pharmacy products and services and to reduce the involvement of independent pharmacies in an effort to reduce costs and aggregate product distribution into larger volumes in an effort to better bargain prices with pharmacy manufacturers. In addition, pharmacy benefit managers ("PBMs") have evolved to act as the intermediary between payors and patients and they also attempt to limit the prices and involvement of independent pharmacies. Also, large retailers, both pharmacy and general retailers, such as Walgreens, CVS and Wal-Mart, have established bulk purchasing arrangements with pharmacy manufacturers and exclusive or limited participation agreements with PBMs to reduce the costs and volume of drugs provided by independent retail pharmacies. Further, e-commerce sites, such as Amazon and PillPack, are actively seeking to provide pharmaceuticals and DMEPOS products directly to patients via online ordering and remote fulfillment. These non-government reimbursement arrangements have had a negative effect on our Pharmacy operations. Our pharmacy locations seek to counteract these pressures by providing greater services and convenience locally than is provided by remote pharmacy providers. However, there can be no assurance that these non-government reimbursement arrangements will not have an increasingly negative impact on our Pharmacy business revenues and profitability in the future.

Pharmacy Business Regulation

Overview

The operations of our Pharmacy business subsidiary are subject to various Federal and state statutes and regulations governing their operations, including laws and regulations with respect to the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, cross-jurisdictional sale and distribution of pharmacy products, medical waste disposal, clinical trials and non-discriminatory access. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs, as well as the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration (“DEA”) and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances. Although we believe that the operations of our Pharmacy operations have obtained the permits and/or licenses required to conduct its Pharmacy business as currently conducted, a failure to have the necessary permits and licenses could have a material adverse effect on its Pharmacy business, and our financial condition or results of operations.

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

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to the operations of the Pharmacy business, we believe the operations of our Pharmacy operations comply with them in all material respects. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the operations of our Pharmacy business, they could have an adverse effect on its ability to expand our pharmacy operations, which currently are concentrated in Louisiana. A number of state Medicaid programs prohibit the participation in such state’s Medicaid program by either out-of-state retail pharmacies or mail order pharmacies, whether located in-state or out-of-state. Such laws may adversely affect the ability to expand our Pharmacy operations outside of Louisiana.

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

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by Federal statutes and regulations. If the Pharmacy business fails to comply substantially with the numerous Federal laws governing such activities, participation in the Medicare and/or Medicaid programs by the applicable subsidiary or even SunLink generally may be terminated and/or civil or criminal penalties may be imposed.

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

Regulatory Compliance Program

Our subsidiaries maintain compliance programs under the direction of a risk manager. The compliance programs are directed at all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, as well as Pharmacy operations. Our Pharmacy business operations each have one or more compliance officers and develop remediation plans to correct problems should they arise. In addition, all employees are provided with a copy of and given an introduction to the subsidiary’s Code of Conduct, which includes ethical and compliance guidelines and instructions about the proper resources to utilize in order to address any concerns that may arise. Our Healthcare Services and Pharmacy segment operations conduct annual training to re-emphasize its Code of Conduct and monitor its compliance program to respond to developments in healthcare regulations and in the industries in which we operate. A toll-free hotline also is maintained to permit employees to report compliance concerns on an anonymous basis.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of September 30, 2024, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President and Chief Executive Officer	75
Mark J. Stockslager	Director, Chief Financial Officer and Principal Accounting Officer	65
Sheila G. Brockman Byron D. Finn	Vice President – SunLink Health Systems, Inc., Chairperson of Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	64 74

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

Byron D. Finn was named President of SunLink ScriptsRx, LLC on October 1, 2010. Mr. Finn was previously president of Byron D. Finn, CPA, PC, which provided accounting, financial consulting and litigation support services to its clients, including numerous healthcare clients. His experience also includes various positions with The Coca-Cola Company, where he served in a number of financial-related positions and in connection with special projects, and prior to which he was employed by Ernst & Young. Mr. Finn is a licensed CPA and received his BA in Business Administration and Master of Accountancy degrees from the University of Georgia.

Item 1A. Risk Factors

In addition to other information contained in this Annual Report, including certain cautionary and forward-looking statements, you should carefully consider the following factors in evaluating an investment in SunLink:

Consolidated Operations Risks

The COVID-19 pandemic has significantly increased economic uncertainty.

The continued spread of COVID-19 and its sub-variants exacerbate and may extend the current adverse economic environment for healthcare providers. While certain healthcare spending is considered non-discretionary and may not be significantly affected by economic downturns, healthcare spending has been adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of persons may elect to forgo treatments and therapies provided by SunLink’s Pharmacy business. As a result of the COVID-19 pandemic and its aftermath, the Company and its subsidiaries have and continue to experience more variable demand for its services as well as increases in costs relating to less efficient operating procedures, increased cost of supplies, and increased salaries, wages and benefits. Accordingly, the continuing impact of the pandemic could result in decreased sales volume by SunLink’s Pharmacy business.

If our operations continue to generate operating losses, we could exhaust cash on hand and may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand, cash from operations, and cash from asset sales to fund our cash requirements for working capital, capital expenditures, commitments, and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by reduced Federal and state reimbursements, managed care efforts (including restrictions, limitations, administrative requirements and clawbacks in our Pharmacy businesses), increased salary expenses for employees in general, as a result of economic conditions in the locations we serve, as well as by decreased sales volume and earnings experienced by certain lines of business in our Pharmacy operations, and by our corporate overhead. Recent cost increases due to inflation and supply chain disruption has negatively impacted our operations, among other reasons, because most of our revenue is derived from government reimbursement which has not kept up with our cost increases. A substantial portion of corporate overhead is incurred because we are a public company with limited operations. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. The impact of these factors were mitigated by government support payments (Paycheck Protection Plan("PPP") loans and PRF) during the COVID-19 pandemic in the fiscal years ended June 30, 2022 and 2021, respectively, but no new government support payment programs were implemented in response to the COVID-19 pandemic. This pandemic resulted in reduced capacity in our healthcare providers in our Pharmacy business. Further deterioration in our operating environment in the aftermath of the COVID-19 pandemic and the absence of new government support payments to address such deterioration would negatively impact our results of operations and cash flows.

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

SunLink’s operations and growth by merger and or acquisition strategy may require significant capital investments from time to time. Significant capital investments were made in the Pharmacy business in 2024, 2023 and 2022, and may be required for capital improvements in connection with existing operations and for future acquired operations. SunLink’s ability to make capital investments depends on numerous factors, such as the availability of funds from operations and cost and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. Moreover, incurrence of additional debt financing, if available, may involve additional restrictive covenants that could negatively affect SunLink’s ability to operate its business in the desired manner, and raising additional equity likely would be dilutive to shareholders. The failure to obtain necessary funds could impair SunLink’s existing operations and could force SunLink to forego opportunities that may arise in the future. This could, in turn, have a negative impact on the competitive position of our operating subsidiaries, reduce earnings (or increase losses) and otherwise negatively affect future operations and our financial position.

Healthcare reform initiatives have resulted in significant changes to the United States healthcare system some of which may adversely affect our business.

Healthcare reform initiatives, including the enactment of the ACA, managed Medicaid initiatives, and commercially managed healthcare programs (including those relating to pharmacy dispensing, and other programs) have impacted each of our businesses in some manner. These reforms are very significant and, ultimately, could further change the nature of our services, the methods and amounts of payment for our services, and the underlying regulatory environment.

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

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensure; conduct of operations including pharmacy operations, condition and operation of facilities; addition of facilities and services; confidentiality, maintenance, and security issues associated with medical records; billing for services.

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

Reforms in Pharmacy distribution and dispensing have impacted and may further impact our Pharmacy business.

PBMs have undertaken a number of actions, primarily in an effort to reduce cost and increase their own profitability, which have impacted our Pharmacy business. These actions include limiting reimbursable drug formularies, requiring outcome and quality reporting, and implementing claw backs, takebacks and penalties for alleged and substantially defined noncompliance with various contract terms, some of which may not be known at the time a prescription is filled. In addition, PBMs and manufacturers have limited the drugs which independent pharmacies (including our pharmacy subsidiary) may dispense and receive reimbursement for; and in some cases have determined not to contract with independent pharmacies for dispensing services at all, preferring to provide “direct-to-consumers” type distribution. In addition, the recent purchase or merger of PBMs and insurance companies effectively allows the combined business to control distribution, dispensing, pricing and payment of drugs from the manufacturer to the consumer. This “vertical integration” of the pharmacy distribution and dispensing system in the United States could have the effect of eliminating independent pharmacies, limiting the drugs available for dispensing to patients, and may reduce prices below dispensing costs. Any of these pharmacy reforms could result in an adverse effect on our Pharmacy business.

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

General economic conditions may have an adverse impact on our operations.

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

Risks Related to Our Operations

SunLink has a limited staff of corporate employees and depends heavily on its corporate staff and subsidiaries’ management personnel; the loss of the services of one or more of SunLink’s key personnel could weaken SunLink’s management team and impair its ability to deliver pharmacy products and services.

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

SunLink’s success depends on the ability of our operating subsidiaries to attract and retain qualified pharmacists healthcare professionals. A shortage of qualified pharmacists in any of our markets could weaken the ability of our subsidiaries to deliver healthcare services.

In addition to the management personnel which each subsidiary employs, our Pharmacy operations are dependent on the efforts, ability, and experience of our professionals, such as pharmacists and lab technicians. Pharmacists, lab technicians and other professionals are generally employees of an individual subsidiary. Each subsidiary’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of professionals in one of our markets, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified professionals could cause the operating performance of one or more of our subsidiaries to decline. As a result of the COVID-19 pandemic and its aftermath, the Pharmacy operations has both experienced reduced capacity and absences by our healthcare providers.

The majority of SunLink’s revenue is dependent on Medicare and Medicaid payments to its subsidiaries and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

The majority of SunLink’s consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Approximately 65% and 63% of our net revenues from continuing operations were derived from the Medicare and Medicaid programs for the years ended June 30, 2024 and June 30, 2023, respectively. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures, pharmacy services and costs.

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

Our subsidiaries’ have been affected by the increasing number of initiatives undertaken during the past several years by all major purchasers of healthcare, including (in addition to Federal and state governments) insurance companies, PBMs and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain pharmacy costs.

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

Risks Relating to our Pharmacy Operations

The operations of our Pharmacy business may be adversely affected by changes in government reimbursement regulations and payment levels.

For the years ended June 30, 2024 and June 30, 2023, the operations of our Pharmacy business derived approximately 67% and 62%, respectively, of its net revenues from government payors, principally Medicare and Medicaid. The Deficit Reduction Act of 2005 exempted rural providers of home care related services from the competitive acquisition program to which urban providers are subject.

There is no assurance that the ASP reimbursement methodology will not be extended to the provision of all specialty pharmaceuticals or to the specialty pharmaceuticals most often sold by the Pharmacy operations or that the Pharmacy operations will continue to be able to operate our Pharmacy segment profitably at either existing or at lower reimbursement rates. Likewise, we cannot assure you that the Part B CAP program will not be extended to rural or exurban areas in general or to the areas in which the Pharmacy segment operates, or may seek to operate, in particular or the Pharmacy business would be able to meet the qualifications to become a Part B CAP vendor either now or at any time in the future.

The operations of our Pharmacy business could be harmed by further changes in government purchasing methodologies and reimbursement rates for Medicare or Medicaid.

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

Louisiana, where our Pharmacy business operates, has implemented a managed Medicaid program which is administered by outside contractors. These managed Medicaid programs are designed to reduce the State’s administrative costs and the cost of the products and services provided to beneficiaries.

The DME service line of the Pharmacy business may be adversely affected by further changes in government reimbursement regulations and payment levels, especially if the DME service line becomes subject to additional competitive bidding procedures.

The Pharmacy business is currently subject to the expanded provisions of the Medicare competitive bidding program which have had a negative impact on the prices we receive for DME. The current provisions could be expanded or changed in the future. Any additional changes in government reimbursement or payment amounts could have a further adverse effect on our consolidated results of operations.

The operations of our Pharmacy business depend on a continuous supply of key products. Any shortages of key products could adversely affect the business of the Pharmacy operations.

Many of the products distributed by the operations of our Pharmacy business are manufactured with ingredients that are susceptible to supply shortages. In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand. If any products distributed by the Pharmacy business are in short supply for extended periods of time, this could result in a material adverse effect on our business and results of operations.

The operations of our Pharmacy business are highly dependent on our relationship with and the stability of one key supplier, and the loss of such key supplier could adversely affect the business of the Pharmacy business.

Any termination of, or adverse change in, our relationships with our key supplier, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on the business of the Pharmacy operations and our consolidated results of operations. The largest supplier for the Pharmacy business accounted for approximately 76% and 77% of the segment’s cost of goods sold in the fiscal years ended June 30, 2024 and June 30, 2023, respectively. In addition, the Pharmacy business has few long-term contracts with its suppliers. Arrangements with most of its suppliers may be canceled by either party, without cause and on minimal notice; and many of these arrangements are not governed by written agreements.

The loss of one or more of larger institutional pharmacy customers could hurt our business by reducing the revenues and profitability of the operations of our Pharmacy business.

As is customary in the institutional pharmacy industry, the institutional pharmacy service line of our Pharmacy business has customer contracts, but generally not long-term contracts, with its institutional pharmacy customers. Loss of existing contracts or significant declines in the level of purchases by one or more of the larger institutional pharmacy customers could have a material adverse effect on the business of the Pharmacy operations and our consolidated results of operations.

The failure of the Pharmacy business to maintain eligibility as a Medicare and Medicaid supplier could materially adversely affect its competitive position. Likewise, its failure to maintain and expand relationships with private payors, who can effectively determine the pharmacy source for their members, could materially adversely affect its competitive position.

Changes in average wholesale prices (“AWP”) could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, the operations of our Pharmacy business directly or indirectly at a rate based upon a drug’s AWP less a percentage factor. The Pharmacy business also has contracted with some private payors to sell drugs at AWP or at AWP less a percentage factor. For most drugs, AWP is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that the ability of our Pharmacy business to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

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

The Pharmacy business faces numerous competitors and potential competitors in the market in which our Pharmacy business operates, many of whom are significantly larger and who have significantly greater financial resources.

Large national companies operate in the existing market in which our Pharmacy business operates. We cannot assure you that one or more of such companies or other healthcare companies will not seek to compete or intensify their level of competition in the areas in which we conduct or may seek to conduct one or more of the components of the operations of our Pharmacy business.

The operations of our Pharmacy business may be adversely affected by industry trends in managed care contracting and consolidation.

A growing number of health plans are contracting with a single provider of Pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of Pharmacy services. If the Pharmacy business is unable to obtain managed care contracts in the areas in which we provide Pharmacy services or are unable to obtain pharmacy products at reasonable costs or at all, the business operations of our Pharmacy business could be adversely affected.

The Pharmacy business market may grow slower than expected, which could adversely affect our revenues.

We cannot predict the rate of actual future growth in product availability and spending, the extent to which patient demand or spending for specialty drug services in rural or exurban areas will match national averages or whether government payors will provide reimbursement for new products under Medicare or Medicaid on a timely basis, at what rates, or at all. Adverse developments in any of these areas could have an adverse impact on the business operations of our Pharmacy business.

The profitability of our Pharmacy business can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Sales and profit margins of the Pharmacy business are materially affected by the introduction of new brand name and generic drugs. New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins. Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our business and results of operations.

Other Risks

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital is limited.

Historically, our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures, and we have managed our liquidity such that our aggregate unrestricted cash at June 30, 2024, was $7,170, is subject to extensive terms and conditions. Future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results, dispose of existing assets or obtain material new sources of capital in order to maintain adequate liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity and availability of our critical systems and information.

While everyone at the Company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by the Board, the audit committee of the Board of Directors (“Audit Committee”) and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, with substantial involvement of the Company's IT subsidiary.

Our cybersecurity risk management program includes:

• physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including controls designed to protect the confidentiality, integrity and availability of our key information systems and patients, employee, vendor and other third-party information stored on those systems, such as access controls, encryption, data handling requirements and other

• cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;

• a defined procedure for timely incident detection, containment, response and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;

• cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services and broader enterprise IT environment;

• a security team responsible for managing our cybersecurity risk assessment processes and security controls;

• the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls;

• annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information; and

• a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.

Additionally, we engage third-party providers to augment our cybersecurity capabilities. These partnerships entail ongoing assistance for threat monitoring and mitigation, as well as targeted support for specialized security expertise.

As of June 30, 2024, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to Part I, Item 1A., “Risk Factors” -“A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other theories, subject us to litigation and Federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business" in this Annual Report.

Governance

With oversight from the Board, the Audit Committee is primarily responsible for assisting the Board in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

Our IT management team is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our IT management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our principal properties as of the date of filing of this Annual Report are listed below:

Name or function (licensed beds)	Location City and State	Square Footage		Date of Acquisition/ Lease Inception	Ownership Type
Healthcare Services
Houston MS hospital building	Houston, MS	76,344	(1)	February 1, 2001	Owned
Okolona, MS clinic building	Okolona, MS	1,450	(2)	May 20, 2022	Owned
Houston, MS land	Houston, MS	3.73 acres	(3)	February 1, 2001	Owned

Pharmacy Operations
Carmichael’s Cashway Pharmacy, Inc.	Crowley, LA	22,500	(4)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	7,244	(5)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lake Charles, LA	7,808	(6)	April 22, 2008	Leased
Carmichael’s Cashway Pharmacy, Inc.	Lafayette, LA	545	(7)	March 31, 2015	Leased

Corporate Offices	Atlanta, GA	1,121	(8)	June 1, 1998	Leased

(1)
This hospital building is included in a real estate sale agreement scheduled to be completed by October 4, 2024. It is currently leased to the potential buyer.
(2)
This clinic building is included in a real estate sale agreement scheduled to be completed by October 4, 2024. It is currently leased to the potential buyer.
(3)
This owned property is currently undeveloped. It is included in a real estate sale agreement scheduled to be completed by October 4, 2024.
(4)
Lease of approximately 20,100 square feet of store location, warehouse and office space. The lease expires in March 2026 and provides for a renewal of the lease for a five-year term. Includes an additional lease which commenced in June 2018, of approximately 2,400 square feet of off-site warehouse space and which expires in May 2026.
(5)
This lease is for a store location and warehouse space. It expires in October 2025.
(6)
This lease is for a store location and warehouse space and expires in December 2024.
(7)
This lease is for a store location in a medical office building and expires in August 2027. This lease provides for a renewal of the lease at the expiration date at our option for the three-year term.
(8)
This lease is for office space for corporate staff and SunLink Health Systems Technology (“SHST”). The lease expires in October 2025. SHST staff generally work from home when not at client locations.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

SunLink common shares are listed on the NYSE American exchange. SunLink’s ticker symbol is “SSY”. As of June 30, 2024, there were approximately 229 registered holders of SunLink common shares.

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

The table of critical accounting estimates that follows is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 2 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

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
Receivables-net and Provision for Concession Adjustments

Receivables for our Pharmacy business primarily consists of amounts due from third-party payors; institutions such as extended care and rehabilitation centers, nursing homes, home health, hospice, hospitals; Medicaid Part D program; and customers from the sale of pharmacy services and merchandise. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. The primary uncertainty lies with accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include co-payments and deductibles payable by insured patients.

Our provision for concession adjustments, included in receivables- net for the years ended June 30, was as follows:

2024—$240; and

2023—$531

The largest component of concessions adjustments in our patient accounts receivable for our Pharmacy business relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service and merchandise delivery. If we do not collect these patient responsibility accounts prior to the delivery of service and merchandise delivery, the accounts are handled through our billing and collections processes.

We attempt to verify each patient’s insurance coverage as early as possible including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the estimated amounts for which they will be responsible.

In general, we utilize the following steps in collecting accounts receivable: if possible, cash collection of all or a portion of deductibles, co-payments and self-pay accounts prior to or at the time service is provided; billing and follow-up with third party payors; collection calls; utilization of collection agencies; and if collection efforts are unsuccessful, write off the accounts.

A significant increase in our provision for credit losses (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and potentially our future access to capital.

If net revenues during fiscal year 2024 were changed by 1%, our 2024 after-tax income from continuing operations would change by approximately $324 or diluted earnings per share of $0.05.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance for credit losses requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by, among other things, changes in regional economic conditions, business office operations, payor mix and trends in private and federal or state governmental healthcare coverage.

Balance Sheet or Statement of Operations and Comprehensive Earnings and Loss Caption/Nature of Critical Estimate Item (dollar amounts in thousands, except per share)	Assumption / Approach Used (dollar amounts in thousands, except per share)	Sensitivity Analysis (dollar amounts in thousands, except per share)

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than 120 days after the date of service to the patient or customer. Patient responsibility accounts represent the majority of our write-offs. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system.

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
Revenue recognition

For our Pharmacy business, we recognize revenues in the period in which services are provided and at the time the customer takes possession of merchandise. Patient receivables primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as HMOs, PPOs and other private insurers, are determined pursuant to contracts or established government rates and are generally less than our established billing rates. Accordingly, our gross revenues are reduced to net amounts receivable pursuant to such contracts or government payment rates through an allowance for contractual discounts. The sources of these revenues were as follows for the year ended June 30, 2024 (as a percentage of total revenues):

Medicare—44.8%;

Medicaid—20.4%; and

Commercial insurance and other sources—34.8%.

Revenues are recorded at estimated amounts due from patients, third- party payors, institutions, and others for pharmacy services and goods provided net of contractual discounts pursuant to contract or government payment rates. Estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience on a periodic basis.

Receivables - net primarily consist of amounts due from third party payors, institutions, and patients. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.

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

If our overall estimated contractual discount percentage on all of our commercial revenues during 2024 were changed by 1%, our 2024 after-tax income from continuing operations would change by approximately $40. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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
Intangible assets and accounting for business combinations

Our intangible assets consisted of an indefinite-lived trade name used in the pharmacy business of $1,180 as of June 30, 2024 and 2023.

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

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare and pharmacy related services. To mitigate a portion of this risk, we have maintained insurance for individual malpractice claims exceeding a self-insured retention amount. Our self-insurance retention amount was $1,000 on individual malpractice claims for each contract year commencing March 1, 2011 through February 29, 2016 and was reduced to $750 from March 1, 2016 through March 31, 2021. A tail insurance policy has been purchased for claims occurring on or before March 31, 2021 which has a $750 per incident self-insured retention. For claims occurring after March 31, 2021, claims made insurance policies have been purchased with $1,000 on individual malpractice claims for the contract years commencing April 1, 2021 through March 31, 2025.

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

2024—$333 and

2023—$190

The total increases for professional and general liability coverage, included in our consolidated results of operations for the years ended June 30, was as follows:

2024—$569; and

2023—$386.

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

2024—$(69); and

2023—$(69).

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30 for the following years were as follows:

2024—$8,287; and

2023—$8,286.

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

Our deferred tax assets were $8,218 at June 30, 2024, excluding the impact of valuation allowances. At June 30, 2024, the Company evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a total valuation allowance of $8,287 against the deferred tax asset so that the net tax deferred asset was $0 at June 30, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence we judged directly related to our current financial performance as compared to less current evidence and future plans.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2024, we would incur approximately $0 of additional tax expense for 2024 plus applicable penalties and interest.

Financial Summary

The Company’s operations for the fiscal years ended June 30, 2024 and 2023 were negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior fiscal years, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	2024	2023
Net Revenues	$32,440	$34,280
Costs and expenses	(34,851)	(34,206)
Operating profit (loss)	(2,411)	74
Interest Income (Expense), net	93	87
Gain on sale of assets	2	30
Earnings (loss) from continuing operations before income taxes	$(2,316)	$191

Results of Operations

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the fiscal years ended June 30, 2024 and 2023:

	2024	2023
Medicare	$14,528	$14,157
Medicaid	6,611	6,419
Retail and Institutional Pharmacy	6,439	7,271
Private Insurance	4,047	5,604
Self-pay	735	772
Other	80	57
Total Net Revenues	$32,440	$34,280

Pharmacy business net revenues for the year ended June 30, 2024 decreased 5.4% from the prior year. The decreased net revenues resulted from $2,325 of decreased recognition of prior periods' accrued sales tax accrued and sales tax refunds. Total scripts filled increased 6.0% while Durable Medical Equipment (“DME”) sales orders decreased 5.2% for the year ended June 30, 2024 from the prior year. Retail pharmacy sales decreased 14.2% for the year ended June 30, 2024 from the prior year due to a 12.0% decrease in per script net revenues. Institutional pharmacy sales increased 2.2% for the year ended June 30, 2024 from the prior year due to a 9.7% increase in per script net revenues. DME sales decreased, 9.0% for the year ended June 30, 2024 from the prior year due to a 5.2% decrease in DME sales orders.

Costs and expenses, including depreciation and amortization, were $34,851 and $34,206 for the fiscal years ended June 30, 2024 and 2023, respectively. Costs and expenses as a percentage of net revenues were:

	2024	2023
Cost of goods sold	56.3%	54.2%
Salaries, wages and benefits	32.6%	29.6%
Supplies	0.5%	0.4%
Purchased services	3.5%	3.2%
Other operating expenses	9.3%	7.6%
Rent and lease expense	1.1%	1.1%
Depreciation and amortization expense	4.2%	3.7%

Cost of goods sold as a percent of net revenues increased 2.1% in the fiscal year ended June 30, 2024 compared to the prior fiscal year due to the decreased net revenue in the most recent year which included the decrease in the recognition of prior periods' accrued sales tax and sales tax refunds. Salaries, wages and benefits expense as a percent of net revenues increased 3.0% this year compared to the prior fiscal year due to the decreased revenues and the current labor markets and operating challenges of labor allocation, including the use of contract labor. Other operating expenses for the fiscal year ended June 30, 2024 increased from the prior year's comparable period primarily due to increased legal expenses relating to the change in state of incorporation from Ohio to Georgia, which was finalized in October 2023. Depreciation expense also increased this year due to the $1,341 of capital expenditures last fiscal year.

Operating loss was $2,411 for the fiscal year ended June 30, 2024 compared to an operating profit of $74 for the year ended June 30, 2023. The operating loss in the year ended June 30, 2024 increased $2,485 compared to the prior fiscal year resulted primarily as a result of decreased Pharmacy business net revenues which had $2,325 of decreased recognition sales tax accrual reversals and sales tax refunds in the most recent fiscal year.

Income Taxes

We recorded income tax benefit of $5 (all state tax benefit) for the fiscal year ended June 30, 2024 compared to an income tax benefit of $7 (all state tax benefit) for the fiscal year ended June 30, 2023.

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

At June 30, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,287 against the deferred tax asset so that there is no net long-term deferred income tax asset at June 30, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of June 30, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at June 30, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $24,458.

For federal income tax purposes, at June 30, 2024, the Company had approximately $24,458 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building and three patient clinics and Trace Extended Care Facility

On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. The completion of the Trace Real Estate Sale has been extended by mutual agreement to October 4, 2024. As a result of the transactions ("Revised Agreement"), SunLink reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the revised agreement. An impairment reserve of $1,695 remains at June 30, 2024 for the Trace Real Estate Sale assets. There can be no assurance the completion of the Trace Real Estate Sale will be achieved. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Senior Care Facility Sale"). The net proceeds of approximately $6,522 has been retained for working capital and general corporate purposes.

Sold Hospitals and Nursing Home – Subsidiaries of the Company have sold substantially all the assets of five rural hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of this segment when the segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2024 and 2023.

Discontinued Operations—Summary Statement of Earnings Information

Details of statements of operations from discontinued operations for the fiscal years ended June 30, 2024 and 2023, primarily from reflecting the reporting of Trace as discontinued operations as a result of the Company's decision to sell Trace, are as follows:

	Fiscal Years Ended
	June 30,
	2024	2023
Net Revenues	$7,980	$13,690
Costs and Expenses:
Salaries, wages and benefits	5,455	9,044
Supplies	789	1,223
Purchased services	1,758	3,065
Other operating expense	1,722	2,263
Rent and lease expense	76	128
Depreciation and amortization	322	503
Operating Profit (Loss)	(2,142)	(2,536)
Other Income (Expense):
Federal stimulus - Provider relief funds	0	510
Loss on sale of Trace Hospital Assets and related sale expenses	(962)	0
Gain on sale of Trace Nursing Home and related sale expenses	5,584	0
Impairment loss of Trace Hospital Real Estate	(1,695)	0
Interest income (expense), net	(1)	33
Earnings (Loss) from Discontinued Operations before income taxes	784	(1,993)
Income Tax Expense	0	0
Earnings (Loss) from Discontinued Operations, net of income taxes	$784	$(1,993)

Net Earnings (Loss) — Net loss for the year ended June 30, 2024 was $1,527 (or a loss of $0.22 per fully diluted share) compared to a net loss for the year ended June 30, 2023 of $1,795 (or a loss of $0.26 per fully diluted share).

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, to pursue extraordinary corporate transactions and for general corporate purposes, is unrestricted cash on hand (which was $7,170 at June 30, 2024) and the sale of assets. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic, as well as our ability to complete the disposition of certain unprofitable operations, including the Trace transaction, we believe we have adequate financing and liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2024, we had no outstanding debt

The Company currently expects to purchase approximately $1,000 of capitalizable DME by the Pharmacy operations (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. Other capital expenditures for replacement and upgrade of current facilities and equipment of the Pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2024 and 2023. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the fiscal year ended June 30, 2024, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business as well as cash receipts and disbursements relating to possible asset sales. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the fiscal year ended June 30, 2024. Other than with respect to scheduled cash expenditures (based on current operating levels) for operating leases, and the specific items previously disclosed here, as well as continued uncertainties relating to the aftermath of the COVID-19 pandemic and asset sales, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Notes 6 and 9, to our financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2021, 2022 and 2023 to date will mitigate or accelerate.

Related Party Transactions

A former director, who resigned after June 30, 2024, of the Company is senior counsel in a law firm which provides services to SunLink. The Company has expensed an aggregate of $520 and $264 to the law firm in the fiscal years ended June 30, 2024 and 2023, respectively. Included in the Company’s consolidated balance sheets at June 30, 2024 and 2023, respectively, is $156 and $36 of amounts payable to the law firm.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters during the years ended June 30, 2024 and 2023.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act ”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter ended June 30, 2024, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act ) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions the Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III of this Annual Report is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A for the Company’s 2024 Annual Meeting of Shareholders. The Company will, not later than 120 days after the end of the Company’s fiscal year, file the Proxy Statement with the SEC or supply the information required by this Part III by amendment to this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance. For information regarding our executive officers, see “Information About Our Executive Officers” in “Part I, Item 1. Business” of this Annual Report.

Except for the information in “Information About Our Executive Officers” in “Part I, Item 1. Business” of this Annual Report”, the information responsive to this item is incorporated by reference from the following sections in the Proxy Statement:

•
“Information Concerning The Board of Directors – Identification of Directors”
•
“Information Concerning The Board of Directors – Director Qualifications”
•
“Information Concerning The Board of Directors – Audit Committee”
•
“Delinquent Section 16(a) Reports”
•
“Corporate Governance”
•
“Executive Officers”

Item 11. Executive Compensation.

The information responsive to this item is incorporated by reference from the following sections in the Proxy Statement:

•
“Executive Compensation”, excluding “Pay Versus Performance”
•
“Compensation of Directors For Fiscal Year 2024”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information responsive to this item is incorporated by reference from the following sections in the Proxy Statement:

•
“Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plan”
•
“Beneficial Ownership Of Our Common Shares"

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information responsive to this item is incorporated by reference from the following sections in the Proxy Statement:

•
"Corporate Governance - Related Party Transactions"
•
“Corporate Governance – Summary of Corporate Governance Principals – Independence”

Item 14. Principal Accountant Fees and Services.

The information responsive to this item is incorporated by reference from the following sections in the Proxy Statement:

•
"Certain Accounting and Auditing Matters - Independent Registered Public Accounting Firm Fees"
•
"Certain Accounting and Auditing Matters – Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—June 30, 2024 and 2023.

Consolidated Statements of Operations and Comprehensive Earnings and Loss—For the Years Ended June 30, 2024 and 2023.

Consolidated Statements of Shareholders’ Equity—For the Years Ended June 30, 2024 and 2023.

Consolidated Statements of Cash Flows—For the Years Ended June 30, 2024 and 2023.

Notes to Consolidated Financial Statements—As of and For the Years Ended June 30, 2024 and 2024.

(a) (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Supplemental Information	At page 46 of this Report
Schedule II Valuation and Qualifying Accounts	At page 47 of this Report

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

2.1

Declaration of Conversion of SunLink Health Systems, Inc., an Ohio corporation, to SunLink Health Systems, Inc., a Georgia corporation (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2023

3.(i)

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

3.(iii)	Amendment No. 1 to Bylaws of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3(ii) of the Company’s Report on Form 8-K/A filed May 23, 2024)

3.1

Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 8-K filed October 24, 2024)

3.2	Certificate of Conversion of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 8-K filed October 24, 2024)

3.3

Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference to: (i) Exhibit A to Annex A of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2023)

3.4

Bylaws of SunLink Health Systems, Inc. (incorporated by reference to Exhibit B to Annex A of the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on September 27, 2023)

4.(a)(i)

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

10.7

U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.8

U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.9

U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.10

U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. ^(incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.11

U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.12

U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.13*

Employment letter by and between SunLink Health Systems, Inc. and Sheila G. Brockman dated October 1, 2020 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2020). (Commission File No. 201310866)

10.14

Asset Purchase Agreement by and among Southern Health Corporation of Houston, Inc. and East Madison Property, LLC , as sellers, and Kelly Holdings Houston, LLC and Trace Health and Rehab of Houston, LLC, as Buyers, dated May 31, 2024 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed June 5, 2024)

10.15

Asset Purchase Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed January 29, 2024)

10.16

Real Estate Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed January 29, 2024)

10.17

Lease dated January 22, 2024 between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K filed January 29, 2024)

10.18

Management Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 8-K filed January 29, 2024)

10.19

Stock purchase agreement by and between Crown Healthcare Investments, LLC (Seller) and Progressive Health Group, LLC ("Buyer") (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

21.1 ^	List of Subsidiaries

23.1^	Consent of Cherry Bekaert LLP

31.1^	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1^	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	SunLink Healthcare Systems, Inc. Incentive-Based Compensation Recovery (Clawback) Policy.

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2024 and 2023, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2024 and 2023 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

108	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information in Exhibit 101.

* Management contract or compensatory plan or arrangement.

^ Filed herewith.

INDEX TO EXHIBITS

2.1

Declaration of Conversion of SunLink Health Systems, Inc., an Ohio corporation, to SunLink Health Systems, Inc., a Georgia corporation (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2023

3.(i)

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

3.(iii)	Amendment No. 1 to Bylaws of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3(ii) of the Company’s Report on Form 8-K/A filed May 23, 2024)

3.1

Certificate for Conversion for Entities Converting Within or Off the Records of the Ohio Secretary of State (incorporated by reference from Exhibit 3.1 of the Company’s Report on Form 8-K filed October 24, 2024)

3.2	Certificate of Conversion of SunLink Health Systems, Inc. (incorporated by reference from Exhibit 3.2 of the Company’s Report on Form 8-K filed October 24, 2024)

3.3

Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference to: (i) Exhibit A to Annex A of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2023)

3.4

Bylaws of SunLink Health Systems, Inc. (incorporated by reference to Exhibit B to Annex A of the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on September 27, 2023)

4.(a)(i)

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

10.7

U. S. Small Business Administration Note between Carmichael’s Cashway Pharmacy, Inc., and the U. S. Small Business Administration dated May 2, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.8

U. S. Small Business Administration Note between SunLink ScriptsRX, LLC, and the U. S. Small Business Administration dated May 1, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.9

U. S. Small Business Administration Note between SunLink Health Systems, Inc. and the U. S. Small Business Administration dated April 15, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.10

U. S. Small Business Administration Note between Crown Healthcare Investments, LLC, and the U. S. Small Business Administration dated April 13, 2020. ^(incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.11

U. S. Small Business Administration Note between SunLink Health Systems Technology, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.12

U. S. Small Business Administration Note between Southern Health Corporation of Houston, Inc. and the U. S. Small Business Administration dated April 13, 2020. (incorporated by reference to the Company’s Report on Form 10-K for the year ended June 30, 2020). (Commission File No. 201207119)

10.13*

Employment letter by and between SunLink Health Systems, Inc. and Sheila G. Brockman dated October 1, 2020 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2020). (Commission File No. 201310866)

10.14

Asset Purchase Agreement by and among Southern Health Corporation of Houston, Inc. and East Madison Property, LLC , as sellers, and Kelly Holdings Houston, LLC and Trace Health and Rehab of Houston, LLC, as Buyers, dated May 31, 2024 (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed June 5, 2024)

10.15

Asset Purchase Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed January 29, 2024)

10.16

Real Estate Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed January 29, 2024)

10.17

Lease dated January 22, 2024 between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K filed January 29, 2024)

10.18

Management Agreement dated January 22, 2024 by and between Southern Health Corporation of Houston, Inc. and Progressive Health of Houston, LLC (incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 8-K filed January 29, 2024)

10.19

Stock purchase agreement by and between Crown Healthcare Investments, LLC (Seller) and Progressive Health Group, LLC ("Buyer") (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

21.1 ^	List of Subsidiaries

23.1^	Consent of Cherry Bekaert LLP

31.1^	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1^	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	SunLink Healthcare Systems, Inc. Incentive-Based Compensation Recovery (Clawback) Policy.

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, (ii) Consolidated Statements of Operations and Comprehensive Earnings and Loss for the fiscal years ended June 30, 2024 and 2023, (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2024 and 2023 (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements.

108	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information in Exhibit 101.

* Management contract or compensatory plan or arrangement.

^ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September, 2024.

SUNLINK HEALTH SYSTEMS, INC.

By:	/s/ Robert M. Thornton, Jr.
Robert M. Thornton, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of SunLink Health Systems, Inc. and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert M. Thornton, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	September 30, 2024
Robert M. Thornton, Jr.

/s/ Mark J. Stockslager	Director, Chief Financial Officer and Principal Accounting Officer (principal accounting officer)	September 30. 2024
Mark J. Stockslager

/s/ Steven J. Baileys, D.D.S.	Director	September 30, 2028
Steven J. Baileys, D.D.S.

/s/ Gene E. Burleson	Director	September 30, 2024
Gene E. Burleson

/s/ C. Michael Ford	Director	September 30, 2024
C. Michael Ford

Report of Independent Registered Public Accounting Firm on Supplemental Information

To the Board of Directors and Shareholders

SunLink Health Systems, Inc. and Subsidiaries

Atlanta, Georgia

We have audited the consolidated financial statements of SunLink Health Systems, Inc. and Subsidiaries
(the “Company”) as of and for the years ended June 30, 2024 and 2023, and our report thereon, dated September 30, 2024, expressed an unqualified opinion on those consolidated financial statements. The supplemental information contained in Schedule II - Valuation and Qualifying Accounts has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

September 30, 2024

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Deferred Income Tax Asset Valuation Allowance	Balance at Beginning Of Year	Charged to Cost and Expenses/ (Benefit)	Currency Translation/ Acquisition/ (Disposition)	Deductions from Reserves	Balance at End of Year
Year Ended June 30, 2024	$8,286	$1	$0	$0	$8,287
Year Ended June 30, 2023	$7,919	$367	$0	$0	$8,286

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SunLink Health Systems, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunLink Health Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive earnings and loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S.”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed throughout and in Note 3 to the consolidated financial statements, the Company sold Trace Regional Health System, its healthcare services business, during the year ended June 30, 2024. The consolidated financial statements have been adjusted as required since the healthcare services business sold met the criteria to be classified as discontinued operations under Accounting Standards Codification 205-20, Presentation of Financial Statements-Discontinued Operations. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers
Description of Matter

The Company had $32.44 million in revenues related to continuing operations and $7.98 million in revenues related to discontinued operations for the year ended June 30, 2024. As disclosed in Note 4 to the consolidated financial statements, the Company disaggregates revenue from contracts with its patients by payor. Revenues are based upon billed amounts to patients and contractually agreed-upon amounts or rates with third-party payors, including governmental insurance plans and private insurers.

Revenues are recorded net of contractual allowances and implicit price concessions for insured and self-pay patients. Management estimates the contractual allowances based upon the specified terms in the related contractual agreements or as mandated under government payer programs, which are subject to change based on changes in federal laws and regulations. Implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage, and other collection indicators.

Management made significant estimates when determining the contractual allowances and implicit price concessions. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates. Changes in these estimates can have a material effect on the amount of revenue recognized on these contracts.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our primary audit procedures included the following for each revenue stream where procedures were performed:

•
Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition.

•
Assessed the recorded revenue and receivables by selecting a sample of transactions, analyzing the related third-party payor information, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation, including cash collections.

•
Performed substantive analytical procedures over revenue and receivables.

/s/ Cherry Bekaert LLP
We have served as the Company’s auditor since 2004.
Atlanta, Georgia

September 30, 2024

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND 2023

(All Amounts in thousands)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,170	$4,486
Receivables - net	3,371	2,592
Inventory	1,553	1,628
Current assets held for sale	1,959	1,920
Prepaid expenses and other assets	1,611	1,648
Total current assets	15,664	12,274
PROPERTY, PLANT AND EQUIPMENT:
Land	371	371
Buildings and improvements	520	510
Equipment and fixtures	11,792	10,378
Property, plant and equipment - gross	12,683	11,259
Less accumulated depreciation	(9,874)	(8,542)
Property, plant and equipment—net	2,809	2,717
NONCURRENT ASSETS:
Intangible assets	1,180	1,180
Noncurrent assets held for sale	0	5,812
Right of use assets	516	798
Other noncurrent assets	443	487
Total noncurrent assets	2,139	8,277
TOTAL ASSETS	$20,612	$23,268
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,905	$1,067
Accrued payroll and related taxes	955	1,027
Current liabilities held for sale	0	1,326
Current operating lease liabilities	331	334
Other accrued expenses	1,022	1,115
Total current liabilities	4,213	4,869
LONG-TERM LIABILITIES:
Noncurrent liability for professional liability risks	49	138
Long-term operating lease liabilities	197	481
Noncurrent liabilities held for sale	0	192
Other noncurrent liabilities	180	171
Total long-term liabilities	426	982
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Shares, authorized, 2,000 shares	0	0
Common Shares, no par value; authorized, 12,000 shares; issued and outstanding, 7,041 at June 30, 2024 and 7,032 shares at June 30, 2023	3,521	3,516
Additional paid-in capital	10,747	10,746
Retained earnings	1,478	3,005
Accumulated other comprehensive earnings	227	150
Total Shareholders’ Equity	15,973	17,417
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,612	$23,268

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS AND LOSS

FOR THE YEARS ENDED JUNE 30, 2024 and 2023

(All amounts in thousands, except per share amounts)

	2024	2023
Net revenues	$32,440	$34,280
Costs and expenses:
Cost of goods sold	18,253	18,571
Salaries, wages and benefits	10,561	10,156
Supplies	153	140
Purchased services	1,130	1,107
Other operating expenses	3,014	2,598
Rent and lease expense	367	372
Depreciation and amortization	1,373	1,262
Operating Profit (Loss)	(2,411)	74
Other income (expense):
Interest income, net	93	87
Gain on sale of assets—net	2	30
Earnings (loss) from continuing operations before income taxes	(2,316)	191
Income tax benefit	(5)	(7)
Earnings (loss) from continuing operations	(2,311)	198
Earnings (loss) from discontinued operations, net of income taxes	784	(1,993)
Net loss	(1,527)	(1,795)
Other comprehensive income	77	44
Comprehensive loss	$(1,450)	$(1,751)
Earnings (Loss) per share:
Continuing operations:
Basic	$(0.33)	$0.03
Diluted	$(0.33)	$0.03
Discontinued operations:
Basic	$0.11	$(0.28)
Diluted	$0.11	$(0.28)
Net loss:
Basic	$(0.22)	$(0.26)
Diluted	$(0.22)	$(0.26)
Weighted-average common shares outstanding:
Basic	7,038	7,019
Diluted	7,038	7,022

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(All amounts in thousands)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2022	6,954	$3,478	$10,736	$4,800	$106	$19,120
Net loss	0	0	0	(1,795)	0	(1,795)
Minimum pension liability adjustment	0	0	0	0	44	44
Share options exercised	78	38	10	0	0	48
JUNE 30, 2023	7,032	3,516	10,746	3,005	150	17,417
Net loss	0	0	0	(1,527)	0	(1,527)
Minimum pension liability adjustment	0	0	0	0	77	77
Share options exercised	9	5	1	0	0	6
JUNE 30, 2024	7,041	$3,521	$10,747	$1,478	$227	$15,973

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(All amounts in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,527)	$(1,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization - continuing operations	1,373	1,262
Depreciation and amortization - discontinued operations	322	503
Amortization of ROU assets - continuing operations	229	299
Amortization of ROU assets - discontinued operations	34	24
Provision for loss on receivables - continued operations	333	733
Provision for loss on receivables - discontinued operations	462	37
Gain on disposal of property, plant and equipment - continuing operations	(2)	(30)
Impairment charge for Trace - discontinued operations	1,695	0
Loss on sale of Trace - discontinued operations	962	0
Gain on sale of Trace Extended Care - discontinued operations	(5,584)	0
Change in assets and liabilities:
Receivables - net	(1,112)	(999)
Inventory	75	(20)
Assets held for sale	(649)	1,809
Prepaid expenses and other assets	158	475
Accounts payable and accrued expenses	442	(427)
Operating lease liabilities	(340)	10
Accrued sales taxes payable	151	(2,421)
Net cash provided by (used in) operating activities	(2,978)	(540)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant & equipment - continuing operations	5	30
Proceeds from sale of property, plant & equipment - discontinued operations	0	194
Proceeds from sale of Trace - discontinued operations	500	0
Proceeds from sale of Trace Extended Care - discontinued operations	6,730	0
Expenditures for property, plant and equipment - continuing operations	(1,467)	(1,341)
Expenditures for property, plant and equipment- discontinued operations	(98)	(659)
Net cash used in investing activities	5,670	(1,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share option exercises	6	48
Payment of long-term debt - discontinued operations	(14)	(40)
Net cash provided by financing activities	(8)	8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,684	(2,308)
CASH AND CASH EQUIVALENTS:
Beginning of year	4,486	6,794
End of year	$7,170	$4,486
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities
Right-of-use assets obtained for operating lease liabilities	$53	$18
Cash paid for (received from):
Income taxes	$104	$19
Interest	$(92)	$(120)

See notes to consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(All dollar amounts in thousands, except per share amounts)

1. BUSINESS OPERATIONS

SunLink Health Systems, Inc., through subsidiaries (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”), owns businesses which are providers of healthcare services in certain markets in the United States. SunLink’s business is composed of the ownership of two businesses, the Pharmacy business and information technology business:

Pharmacy

Our Pharmacy business is composed of four operational areas:

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

Our other businesses include:

•
A subsidiary, SunLink Health Systems Technology ("SHS Technology”), which provides IT services to outside customers and to SunLink subsidiaries.
•
A subsidiary which owns and rents to the Trace Real Estate and a subsidiary which owns approximately 3.7 acres of unimproved land in Houston, Mississippi.
•
A subsidiary which owned approximately twenty-five (25) acres of unimproved land in Ellijay, Georgia. On September 6, 2024, this land was sold for approximately $401.

SunLink subsidiaries have conducted the Pharmacy operations since 2008. Our Pharmacy segment currently is operated through Carmichael’s Cashway Pharmacy, Inc. (“Carmichael”), a subsidiary of our SunLink ScriptsRx, LLC subsidiary.

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

COVID-19 Pandemic and CARES Act Funding

The Company continued to experience adverse after-effects of the COVID-19 pandemic in the fiscal year ended June 30, 2024 and believes such effects will likely continue to affect its assets and operations in the foreseeable future, particularly salaries and wages pressure, workforce shortages, supply chain disruption and broad inflationary pressures. Our ability to make estimates of any such continuing effects from current or evolving strains of COVID-19 on future revenues, expenses or changes in accounting judgments that have had or are reasonably likely to have a material effect on our financial statements is limited, depending, as they do, on the severity and length thereof; as well as any further government actions and/or regulatory changes intended to address such effects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of SunLink and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Management Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve reserves for adjustments to net patient service revenues, evaluation of the recoverability of assets, including receivable-net and intangible assets, and the assessment of litigation and contingencies, including income taxes and related tax asset valuation allowances, all as discussed in more detail in the remainder of these notes to the consolidated financial statements. Actual results could differ materially from these estimates.

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

In accordance with ASC 606, the Company recognizes the majority of its allowance for credit losses, primarily related to its self-pay patient population, as a direct reduction to revenues as an implicit pricing concession, instead of separately as a discrete deduction to arrive at revenue, and the related presentation of the allowance for credit losses has been eliminated for all periods presented. Subsequent material events that alter the payor’s ability to pay are recorded as bad debt expense. The Company’s revenue recognition policies are more fully described in Note 4. Revenue Recognition and Receivables.

SunLink’s subsidiaries have agreements with third-party payors that provide for payments at amounts different from established charges. Payment arrangements vary and include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Patient service revenues are reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others. Estimated net realizable amounts are estimated based upon contracts with third-party payors, published reimbursement rates, and historical reimbursement percentages pertaining to each payor type. Estimated reductions in revenues to reflect agreements with third-party payors and estimated retroactive adjustments under such reimbursement agreements are accrued during the period the related services are rendered and are adjusted in future periods as interim and final settlements are determined. Significant changes in reimbursement levels for services under government and private programs could significantly impact the estimates used to accrue such revenue deductions. At June 30, 2024, there were no material claims or disputes with third-party payors.

Concentrations of Credit Risk —SunLink’s Pharmacy business subsidiary grants unsecured credit to individual customers and institutional customers. Individual customers primarily are insured under third-party agreements, including Medicare and Medicaid, while the institutional customers are granted credit according to their determined credit risk. Medicare receivables were approximately 32% and 30% of the Pharmacy business’s receivables at June 30, 2024 and 2023, respectively.

Cash and Cash Equivalents —Cash and cash equivalents consist of all funds in banks and short-term liquid investments with an original maturity of three months or less. Cash deposited with commercial banks at June 30, 2024 was $7,170, of which approximately $694 totaled amounts greater than the federally insured limits. At June 30, 2024, the Company’s cash equivalents included $6,261 of overnight repurchase agreements. The Company accounts for these agreements as cash equivalents in accordance with FASB ASC 305-10-20. The investing of cash in amounts greater than the insurable limits with major well-capitalized financial institutions mitigates the risk of the deposited cash and the certificate of deposit. The overnight repurchase agreements are 100% collateralized by U. S. government backed securities with the Company’s U.S. bank. The U.S. Government backed collateralized securities are of high credit quality which mitigates, but does not completely eliminate, any significant risk to the credit rating or interest rate risk of the agreements.

Inventory —Inventory consists of pharmacy supplies, which are stated at the lower of cost (standard cost method), or net realizable value. Use of this method does not result in a material difference from the methods required by GAAP.

Receivables - net —Substantially all of SunLink’s subsidiaries’ receivables result from providing pharmacy services and products to customers. The Company evaluates the valuation of accounts receivable based upon its historical collection trends, as well as its understanding of the nature and collectability of accounts based on their age and other factors.

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

Prepaid Expenses and Other Assets — SunLink and its subsidiaries maintain collateral for workers' compensation claims insurance in deposit accounts. The balances as of June 30, 2024 and June 30, 2023 were $1,238 and $1,191, which were included in prepaid expenses and other assets. Stop loss deductible under the workers' compensation insurance was $150 per claim for the years ended June 30, 2024 and 2023.

Property, Plant, and Equipment —Property, plant, and equipment, including equipment subject to finance leases, is recorded at cost. Depreciation is recognized over the estimated useful lives of the assets, which range from 3 to 45 years, on a straight-line basis. Generally, furniture and fixtures are depreciated over 5 to 10 years, machinery and equipment over 10 years, and buildings over 25 to 45 years. Leasehold improvements and leased machinery and equipment are depreciated over the lease term or estimated useful life of the asset, whichever is shorter, and range from 5 to 15 years. For the Pharmacy business, durable medical equipment is depreciated over 3 years. Expenditures for major renewals and replacements are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Depreciation expense from continuing operations totaled $1,373 and $1,262 for the years ended June 30, 2024 and 2023, respectively.

Leases —In accordance with ASC 842 Leases, SunLink and its subsidiaries recognize right-of-use assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Leases are classified as either finance or operating leases. This classification effects whether lease expense is recognized based on an effective interest method or on a straight-line method over the term of the lease. Our right-of-use assets and liabilities primarily relate to office and warehouse facilities, healthcare equipment and office equipment. Certain of our facility leases include one or more options to renew. The exercise of lease renewal options is at our option. None of our lease agreements contain material residual value guarantees.

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

Intangible assets —Definite-life intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 12 to 15 years. SunLink and its subsidiaries evaluate the reasonableness of the useful lives of intangible assets and they are tested for impairment as conditions warrant. Definite-life intangible assets were fully amortized as of June 30, 2023.

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

Share-Based Compensation —The Company has issued common share options to key employees and directors under various shareholder-approved plans. Share-based compensation expense of $0 for the fiscal years ended June 30, 2024 and 2023, was recorded in salaries, wages and benefits expense for share options issued to employees and directors of the Company. The fair value of the share options was estimated using the Black-Scholes option pricing model. The historical volatility is used to calculate the estimated volatility in this model.

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

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations –On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which was received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The completion of the Trace Real Estate Sale has been extended by mutual agreement to October 4, 2024. As a result of the transactions ("Revised Agreement"), SunLink reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the sale proceeds under the revised agreement. An impairment reserve of $1,695 remains at June 30, 2024 for the Trace Real Estate Sale assets. There can be no assurance the completion of the Trace Hospital Real Estate Sale will be achieved. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Senior Care Facility Sale"). The net proceeds of approximately $6,522 has been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 on the Trace Senior Care Facility Sale, which included sale expenses of $578.

Sold Hospitals – Subsidiaries of the Company have sold substantially all of the assets of five hospitals (“Other Sold Hospitals”) during the period July 2, 2012 to March 17, 2019. The income (loss) before income taxes of the Other Sold Hospitals results primarily from the effects of prior year Medicare and Medicaid cost report settlements and retained professional liability claims expenses.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all of the employees of the segment when this segment was sold in fiscal 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of operations for this segment for the fiscal years ended June 30, 2024 and 2023.

Details of statements of operations from discontinued operations for the fiscal years ended June 30, 2024 and 2023, primarily reflecting the reporting of Trace as discontinued operations as a result of the Company's January 22, 2024 revised agreement to sell Trace and its sale of the Trace Extended Care, are as follows:

	Fiscal Years Ended
	June 30,
	2024	2023
Net Revenues	$7,980	$13,690
Costs and Expenses:
Salaries, wages and benefits	5,455	9,044
Supplies	789	1,223
Purchased services	1,758	3,065
Other operating expense	1,722	2,263
Rent and lease expense	76	128
Depreciation and amortization	322	503
Operating Profit (Loss)	(2,142)	(2,536)
Other Income (Expense):
Federal stimulus - Provider relief funds	0	510
Loss on sale of Trace Hospital Assets and related sale expenses	(962)	0
Gain on sale of Trace Nursing Home and related sale expenses	5,584	0
Impairment loss of Trace Hospital Real Estate	(1,695)	0
Interest income (expense), net	(1)	33
Earnings (Loss) from Discontinued Operations before income taxes	784	(1,993)
Income Tax Expense	0	0
Earnings (Loss) from Discontinued Operations, net of income taxes	$784	$(1,993)

Details of assets and liabilities held for sale at June 30, 2024 and June 30, 2023, are as follows:

	June 30,	June 30,
	2024	2023
Receivables - net	$0	$1,659
Inventory	0	125
Prepaid expense and other assets	0	136
Property, plant and equipment, net	3,654	5,564
Impairment reserve	(1,695)	0
Right of use assets	0	246
Noncurrent assets	0	2
Total assets held for sale	$1,959	$7,732
Accounts payable	$0	$783
Accrued payroll and related taxes	0	361
Current operating lease liabilities	0	61
Other accrued expenses	0	121
Long-term operating lease liabilities	0	192
Total liabilities held for sale	$0	$1,518

4. REVENUE RECOGNITION AND RECEIVABLES - NET

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue is shown below.

The Company’s service specific revenue recognition policies are as follows:

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

Receivables and Provision for Credit Losses

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

The roll forward of allowance for credit losses the fiscal year ended June 30, 2024 and 2023 was as follows:

June 30, 2022 balance	$127
Concession allowance expense	733
Write-offs	(329)
June 30, 2023 balance	531
Concession allowance expense	333
Write-offs	(624)
June 30, 2024 balance	$240

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

The Company’s revenues by payor were as follows for the years ended June 30, 2024 and 2023:

	2024	2023
Medicare	$14,528	$14,157
Medicaid	6,611	6,419
Retail and Institutional Pharmacy	6,439	7,271
Private Insurance	4,047	5,604
Self-pay	735	772
Other	80	57
Total Net Revenues	$32,440	$34,280

5. INVENTORY

Inventory consisted of the Pharmacy business goods held for sale.

6. LEASES

In accordance with ASC 842, the Company records leases on the balance sheet through the recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less which do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. Our lease agreements do not contain any material residual value guarantees.

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

The Company has operating leases and a financing lease relating to its pharmacy operations, medical office buildings, certain medical equipment and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Lease Cost	June 30, 2024	June 30, 2023
Operating lease cost:
Operating lease cost	$340	$341
Short-term rent expense	25	28
Variable lease cost	2	3
Total operating lease cost	$367	$372

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
	Balance Sheet Classifications	June 30, 2024	June 30, 2023
Operating Leases:
Operating lease ROU assets	ROU assets	$516	$798
Current operating lease liabilities	Current operating liabilities	331	334
Long-term operating lease liabilities	Long-term operating lease liabilities	197	481

Supplemental cash flow and other information related to leases as of and for the years ended June 30, 2024 and 2023 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
Other information	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346	$258
Right-of-use assets obtained in exchange for new operating lease liabilities	53	18
Weighted-average remaining lease term:
Operating leases	1.70	1.82
Weighted-average discount rate:
Operating leases	1.23%	0.98%

Commitments relating to non-cancellable operating and finance leases as of June 30, 2024 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$342
2 years	175
3 years	12
4 years	5
5 years	0
Over 5 years	0
Total minimum future payments	534
Less: Imputed interest	(6)
Total liabilities	528
Less: Current portion	(331)
Long-term liabilities	$197

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

8. INTANGIBLE ASSETS

As of June 30, 2024 and 2023, SunLink’s Pharmacy business had an intangible assets which consist of an indefinite-lived trade name of $1,180 related to its Carmichael acquisition.

Impairment testing —During the fourth quarters of fiscal 2024 and 2023, we completed our annual impairment test of certain intangible assets, and no impairment was indicated.

The trade name intangible asset under the Pharmacy segment is a non-amortizing intangible asset. Customer relationships intangible asset was amortized over 12 years and Medicare license intangible asset was amortized over 15 years. Amortization expense was $ 0 and $21 for the fiscal years ended June 30, 2024 and 2023, respectively.

The amortizing intangibles are fully amortized as of June 30, 2023.

9. SHAREHOLDERS’ EQUITY

Employee and Directors Stock Option Plans —The 2011 Director Stock Option Plan was approved by SunLink’s shareholders at the Annual Meeting of Shareholders on November 7, 2011. This plan permits the grant of options to non-employee directors of SunLink for the purchase of up to 300,000 common shares through November 2021. No options were granted during the fiscal years ended June 30, 2024 and 2023, respectively. Options for 9,000 shares and 105,000 shares were exercised during the fiscal year ended June 30, 2024 and 2023, respectively. Options outstanding under the plan were 86,000 shares at June 30, 2024. No additional awards may be granted under this plan.

The 2005 Equity Incentive Plan approved by SunLink’s shareholders on November 7, 2005 permitted the grant of options to employees, non-employee directors and service providers of SunLink for the purchase of up to 800,000 common shares plus the number of unused shares under its 2001 Plans, which were 30,675. No options were exercised during the fiscal year ended June 30, 2024. Options for 90,000 common shares were exercised during the fiscal year ended June 30, 2023. No option shares were granted during the fiscal years ended June 30, 2024 and 2023, respectively. Options outstanding under this Plan were 90,000 at June 30, 2024. No additional awards may be granted under this plan.

The activity of Company’s share options is shown in the following table:

	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Options outstanding June 30, 2022	380,000	$1.31	$0.71-$1.79
Granted	0	NA	NA
Exercised	(195,000)	$1.67	$1.67
Options outstanding June 30, 2023	185,000	$1.41	$0.71-$1.79
Granted	0	NA	NA
Exercised	(9,000)	0.71	$0.71
Options outstanding June 30, 2024	176,000	$1.45	$1.21 - $1.79
Options exercisable June 30, 2023	185,000	$1.41	$0.71 - $1.79
Options exercisable June 30, 2024	176,000	$1.45	$1.21 - $1.79

For the fiscal years ended June 30, 2024 and 2023 , the Company recognized no compensation expense for share options issued. As of June 30, 2024 and 2023, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

Information with respect to stock options outstanding and exercisable at June 30, 2024 is as follows:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
$1.21	36,000	2.20	36,000
$1.38	30,000	5.20	30,000
$1.49	90,000	0.20	90,000
$1.79	20,000	1.20	20,000
	176,000	1.58	176,000

Options for 9,000 shares were exercised during the year ended June 30, 2024. Options for 195,000 shares were exercised during the year ended June 30, 2023. As of June 30, 2024 and 2023, the aggregate intrinsic value of options outstanding and options exercisable were $0 and $3, respectively.

Accumulated Other Comprehensive Income (Loss) —Information with respect to the balances of each classification within accumulated other comprehensive income is as follows:

	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
June 30, 2022	$106	$106
Current period change	44	44
June 30, 2023	$150	$150
Current period change	77	77
June 30, 2024	$227	$227

10. INCOME TAXES

The provision for income taxes on continuing operations are as follows:

	2024	2023
Current	$0	$31
Deferred	(5)	(38)
Total income tax expense	$(5)	$(7)

Net deferred income tax assets (liabilities) recorded in the consolidated balance sheets are as follows:

	June 30,
	2024	2023
Net operating loss carryforward	$7,625	$8,003
Depreciation expense and impairment charge	369	(128)
Allowances for receivables	56	295
Accrued liabilities	319	218
Intangible assets	(275)	(251)
Right of use assets	(123)	(233)
Operating lease liabilities	123	234
Other	124	79
	8,218	8,217
Less valuation allowance	(8,287)	(8,286)
Net deferred income tax liabilities	$(69)	$(69)

The differences between income taxes on continuing operations and the Federal statutory rate of 21% were as follows:

	2024	2023
Income tax expense (benefit) at Federal statutory rate	$(520)	$(323)
Changes in valuation allowance—continuing operations	344	314
U.S. state income taxes, net of federal benefit	181	(18)
Other	(10)	20
Total income tax expense (benefit)—continuing operations	$(5)	$(7)

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

At June 30, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,287 against the deferred tax asset so that there is no net long-term deferred income tax asset at June 30, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of June 30, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at June 30, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $24,458.

For federal income tax purposes, at June 30, 2024, the Company had approximately $24,458 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

11. EMPLOYEE BENEFITS

Defined Contribution Plan —SunLink has a defined contribution plan pursuant to IRS Section 401(k) covering substantially all employees. SunLink matches a specified percentage of the employee’s contribution as determined periodically by its management. No match was provided for the fiscal years ended June 30, 2024 and 2023, respectively. Plan expense for the defined contribution plan was $0 for the years ended June 30, 2024 and 2023.

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

At June 30, 2024, the plan’s assets were invested 16% in cash and short-term investments, 67% in equity investments and 17% in fixed income investments. The plan’s current investment policy of primarily investing in cash and short-term investments is based on the possible need for immediate liquidity as benefits are paid and participants withdraw from the plan. The expected return on investment of 4% is based upon the plan’s historical return on assets. The plan expects to pay $115, $28, $37, $39, and $41 in pension benefits in the years ending June 30, 2025 through 2029, respectively. The plan expects to pay $248 in pension benefits for the years June 30, 2030 through 2034 in the aggregate. This assumes the plan participants elect to take monthly pension benefits as opposed to a lump sum payout when they reach age 65. The Company made contributions of $20 to the plan during the year ended June 30, 2024 and contributions of $88 to the plan during the year ended June 30,2023, respectively, and plans to make no contribution to the plan for the year ended June 30, 2025. The fair value of the plan assets at June 30, 2024 were $862, of which $724 is classified as a Level 2 investment within the valuation hierarchy and $138 is classified as a Level 3 investment within the valuation hierarchy

The components of net pension expense for all plans (comprised solely of one domestic plan) were as follows for the fiscal years ended June 30, 2024 and 2023:

	2024	2023
Service cost	$0	$0
Interest cost	43	52
Expected return on assets	(35)	(43)
Amortization of prior service cost	0	0
Settlement cost	(12)	(8)
Net pension (benefit) expense	$(4)	$1
Weighted-average assumptions:
Discount rate	5.10%	4.50%
Expected return on plan assets	4.00%	4.00%
Rate of compensation increase	0.00%	0.00%

Summary information for the plans (comprised solely of one domestic plan) is as follows for the fiscal years ended June 30, 2024 and 2023:

	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$848	$1,172
Interest cost	43	52
Actuarial (gain) loss	(27)	(67)
Benefits paid	(104)	(332)
Effect of settlements	1	23
Benefit obligation end of year	$761	$848
Change in Fair Value of Plan Assets:
Beginning fair value	$848	$1,041
Actual return (loss) on plan assets	98	51
Employer contribution	20	88
Benefits paid	(104)	(332)
Plan assets at end of year	$862	$848
Funded status of the plans	101	0
Unrecognized actuarial (gain) loss	(97)	(20)
Accrued benefit cost	$4	$(20)
Amounts Recognized in Consolidated Balance Sheets
Accrued benefit cost	4	(20)
Accumulated other comprehensive (gain) loss*	(97)	(20)
Net amount recognized	$101	$0

* Accumulated other comprehensive loss represents minimum pension liability adjustments.

12. SALES TAX PAYABLE

During the fiscal year ended June 30, 2019, the Pharmacy business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. Refunds have been received from three taxing authorities in the amounts claimed on amended returns and a settlement was reached with one taxing authority to offset future sales tax payable. Amounts claimed and received from two taxing authorities providing refunds were recorded as revenues in the fiscal year ended June 30, 2020 in the amount of $359. During the year ended June 30, 2024, the Company recorded a refund received of $321 as revenue for a sales tax refund which was received in October 2023 and during the year ended June 30, 2024, the Company recorded $150 for prior period sales tax settlements.

In addition, until October 1, 2022, the Company accrued as payable amounts for sales tax estimates from these taxing authorities in amounts management believed would be payable if the Company's position did not prevail. During the year ended June 30, 2023, after discussions with the taxing authorities and external legal counsel, the Company determined that it was more likely than not that its position could be sustained going forward and accrued but unpaid sales tax would not be payable. Based on this determination, the Company reversed $2,615 of accrued sales tax during the year ended June 30, 2023 as an increase of net revenues.

13. RELATED PARTIES

A former director, who resigned after June 30, 2024, of the Company is senior counsel in a law firm which provides services to SunLink. The Company has expensed an aggregate of $520 and $264 to the law firm in the fiscal years ended June 30, 2024 and 2023, respectively. Included in the Company’s consolidated balance sheets at June 30, 2024 and 2023, respectively, is $156 and $36 of amounts payable to the law firm.

14. EARNINGS PER SHARE

(Share Amounts in Thousands)

Earnings (loss) per share and shares outstanding information for the years ended June 30, 2024 and 2023 is as follows:

	2024		2023
	Amount	Per Share Amount	Amount	Per Share Amount
Earnings (Loss) from continuing operations	$(2,311)		$198
Basic:
Weighted-average shares outstanding	7,038	$(0.33)	7,019	$0.03
Diluted:
Weighted-average shares outstanding	7,038	$(0.33)	7,022	$0.03
Earnings (Loss) from discontinued operations	$784		$(1,993)
Basic:
Weighted-average shares outstanding	7,038	$0.11	7,019	$(0.28)
Diluted:
Weighted-average shares outstanding	7,038	$0.11	7,022	$(0.28)
Net loss	$(1,527)		$(1,795)
Basic:
Weighted-average shares outstanding	7,038	$(0.22)	7,019	$(0.26)
Diluted:
Weighted-average shares outstanding	7,038	$(0.22)	7,022	$(0.26)
Weighted-average number of shares outstanding—basic	7,038		7,019
Effect of dilutive director, employee and guarantor options and outstanding common share warrants	0		3
Weighted-average number of shares outstanding—diluted	7,038		7,022

Share options of 1 for the year ended June 30, 2024 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

15. SUBSEQUENT EVENTS

On August 2, 2024, the Company sold its all its minority equity ownership investment in a subsidiary to the majority owner for cash of approximately $1,064 which will result a pre-tax gain on the sale of approximately $665 for the quarter ended September 30, 2024.

On September 6, 2024, the Company sold 24.7 acres of undeveloped land in Ellijay, GA, for cash of approximately $401 which will result a pre-tax gain on the sale of approximately $30 for the quarter ended September 30, 2024.