Form 10-K/A
period 2024-06-30
SUNLINK HEALTH SYSTEMS INC
filed 2024-10-25
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 933-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which registered
Common Shares without par value Preferred Share Purchase Rights	SSY	NYSE American, LLC

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

EXPLANATORY NOTE

SunLink Health Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2024, solely to amend the Original 10-K to include the information required by Part III of Form 10-K which the Company previously had intended to incorporate by reference from a not yet filed definitive proxy statement relating to the Company’s 2024 Annual Meeting of Shareholders, and to update Part IV as required by Rule 12b-15.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Robert M. Thornton, Jr., 75, has been Chairman and Chief Executive Officer of the Company since September 10, 1998, President since July 16, 1996, and was Chief Financial Officer from July 18, 1997, through August 31, 2002. From October 1994 to the present, Mr. Thornton also has been a private investor in, and, since March 1995, has been Chairman and Chief Executive Officer of, CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was an officer and director of and held various executive offices with Hallmark Healthcare Corporation from October 1989 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. Mr. Thornton was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Dr. Steven J. Baileys, 70, is a private investor and was Chairman of the Board of Directors of SafeGuard Health Enterprises, Inc., a public dental care benefits company, from July 1995 to June 2004. Dr. Baileys was Chief Executive Officer of SafeGuard from April 1995 to February 2000, its President from December 1981 until May 1997, and its Chief Operating Officer from December 1981 until April 1995. Dr. Baileys is licensed to practice dentistry in the State of California. Dr. Baileys was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Gene E. Burleson, 83, is a private investor and was Chairman of PET DRx Corporation from June 2005 to July 1, 2010 and its Chief Executive Officer from October 2008 until its acquisition by VCA Antech in July 2010. Mr. Burleson was a director of HealthMont

Inc. from September 2000 until its acquisition by SunLink in October 2003. Mr. Burleson served as Chairman of Mariner Post-Acute Network, Inc. from January 2000 to June 2002. Mr. Burleson has served as a Director on the Board of Highmark New York since 2013. He currently serves on the Board of Applied UV. Mr. Burleson was Chairman of the Board of GranCare Inc. from October 1990 to November 1997 and President and Chief Executive Officer of GranCare Inc. from December 1989 to February 1997. From June 1986 to March 1989, Mr. Burleson served as President, Chief Operating Officer, and Director of American Medical International Inc. (“AMI”). Mr. Burleson served as Managing Director of AMI’s international operations from May 1981 to June 1986. Mr. Burleson was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

C. Michael Ford, 85, has been President of Ocmulgee Land Trust, Inc. since July 2011. Mr. Ford was the Chief Executive Officer of Newtown Macon, Inc. from December 2003 to March 2014. He was Chairman of the Board of In Home Health, Inc. from February 2000 to December 2000. Mr. Ford also served as Vice President of Development of Columbia/HCA Healthcare Corporation from September 1994 to September 1997 and was Vice President of Marketing of Meditrust Corp. from October 1993 to September 1994. Mr. Ford was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Mark J. Stockslager, 65, has been SunLink’s Chief Financial Officer since July 1, 2007. He was interim Chief Financial Officer from November 6, 2006 until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998 and was Corporate Controller from November 6, 1996 to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Audit Committee

SunLink has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The audit committee’s primary function is to assist the board in fulfilling its oversight responsibilities by:

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
•
reviewing the integrity of the financial statements and other financial information provided by the Company to the Company’s shareholders, the general public, and the SEC;
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers, as of October 28, 2024, their positions with the Company or its subsidiaries and their ages are as follows:

Name	Offices	Age
Robert M. Thornton, Jr.	Director, Chairman of the Board of Directors, President, and Chief Executive Officer	75
Mark J. Stockslager	Director, Chief Financial Officer, and Principal Accounting Officer	65
Sheila G. Brockman Byron D. Finn	Vice President – SunLink Health Systems, Inc., Chief Executive Officer of Southern Health Corporation of Houston, Inc. President—SunLink ScriptsRx, LLC	64 74

All of our executive officers hold office for an indefinite term, subject to the discretion of the Board of Directors.

Robert M. Thornton, Jr. has been Chairman and Chief Executive Officer of SunLink Health Systems, Inc. since September 10, 1998, President since July 16, 1996 and was Chief Financial Officer from July 18, 1997 to August 31, 2002. From March 1995 to the present, Mr. Thornton has been a private investor in and Chairman and Chief Executive Officer of CareVest Capital, LLC, a private investment and management services firm. Mr. Thornton was President, Chief Operating Officer, Chief Financial Officer, and a director of Hallmark Healthcare Corporation (“Hallmark”) from November 1993 until Hallmark’s merger with Community Health Systems, Inc. in October 1994. From October 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Secretary, Treasurer, and a director of Hallmark.

Mark J. Stockslager has been SunLink’s Chief Financial Officer since July 1, 2007 and a Director of SunLink since July 20, 2023 . He was interim Chief Financial Officer from November 6, 2006, until June 30, 2007. He has been the Principal Accounting Officer since March 11, 1998, and was Corporate Controller from November 6, 1996, to June 4, 2007. He has been associated continuously with our accounting and finance operations since June 1988 and has held various positions, including Manager of U.S. Accounting, from June 1993 until November 1996. From June 1982 through May 1988, Mr. Stockslager was employed by Price Waterhouse & Co.

Sheila G. Brockman has been Vice President of SunLink Health Systems, Inc. since November 11, 2019, and the Chairperson of Southern Health Corporation of Houston, Inc. since May 5, 2019. She was Chief Executive Officer of Southern Health Corporation of Houston, Inc. from February 11, 2020, to July 6, 2022, and reappointed CEO on April 2, 2024, and is currently serving in that role. Ms. Brockman was the CEO of Southern Health Corporation of Ellijay, Inc. from April 1, 2017 until its sale on March 17, 2019. She has been continuously with SunLink since July 7, 2003, with a variety of responsibilities including mergers and acquisitions and risk management. Prior to 2003, Ms. Brockman held various financial and management positions in several wireless technology and civil engineering companies.

Byron D. Finn was named President of SunLink ScriptsRx, LLC on October 1, 2010. Mr. Finn was most recently president of Byron D. Finn, CPA, PC, which provided accounting, financial consulting, and litigation support services to its clients, including numerous healthcare clients. His experience also includes various positions with The Coca-Cola Company, where he served in a number of financial-related positions and in connection with special projects, and prior to which he was employed by Ernst & Young. Mr. Finn is a licensed CPA and received his BA in Business Administration and Master of Accountancy degrees from the University of Georgia.

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

Summary of the Corporate Governance Principles

Board and Leadership Structure

The Company’s Code of Regulations provides for a minimum of six (6) and a maximum of eight (8) directors, as determined by the board from time to time. The Company’s Board currently consists of five (5) directors. Although there is currently a vacancy on the Board arising from the resignation of a former director in July 2024 and the Board has previously considered possible candidates to fill such vacancy, the Board currently has not identified a candidate to fill the vacant seat and cannot predict whether it will identify a candidate to fill such seat and the timing thereof or whether it will ultimately determine to recommend to the shareholders an amendment to the Code of Regulations to reduce the size of the Board.

Our Company is led by Mr. Robert M. Thornton, Jr. who has served as chief executive officer and chairman of the board since 1998. We combine this traditional leadership structure with a board structure in which our non-management directors meet regularly outside of the presence of Mr. Thornton. We believe that this structure currently works best for the Company by providing us with the benefits of a single person setting the tone and having primary responsibility for managing our operations and providing clear leadership. At the same time, by having a board which is composed mainly of independent directors, including former CEOs, individuals with healthcare industry operating experience, and diverse other talents, we believe that we have created a board that is collegial, well versed in board processes and the duties of the committees on which they sit, and well engaged in their responsibilities. The board believes its members have no reticence about forcefully expressing their views while at the same time fully and fairly considering the views of their fellow directors, and that the members of the board have the experience and ability to critically evaluate the performance of our Chairman and CEO in implementing the strategic, as well as day to day, goals of the Company. Although the board periodically evaluates alternative board governance models and refinements to the existing structure, it believes, after assessing the current service of the Company’s Chairman and CEO and the current composition of the board, that the current board leadership structure is appropriate for the Company.

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

The board has determined that, as of October 28, 2024, three (3) of the Company’s five (5) incumbent directors are independent under these guidelines: Baileys, Burleson, and Ford. Mr. Thornton and Mr. Stockslager, as management directors, also participate in the board’s activities and provide valuable insights and advice. Each member of our audit and compensation committees is an independent director both under the general definition for board independence as well as any separate independence criteria for service on the applicable committee whether required by the SEC, the NYSE American exchange or SunLink. Independence requirements for committee service are set forth in the respective committee charters.

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

Role of the Board in Risk Oversight

The business of the Company is managed by the Company’s employees under the direction and oversight of the board. Among the oversight activities of the board is the broad oversight of risk. Risk is inherent in virtually every business activity. Accordingly, the board’s primary role with respect to risk is to ensure that the Company’s management implements appropriate procedures designed to identify and, where possible, quantify and/or mitigate risks. The board administers its risk oversight function both at a board level and through its various committees. Our board committees consider, among other things, risk issues within their areas of responsibility. For example: The audit committee oversees the accounting and financial reporting process, the adequacy of our risk-related internal financial controls, internal audit, the impact of risks on our current financial position, and related compliance matters. The compensation committee oversees the annual performance evaluations of executive management, succession planning, and the evaluation of risks that may be implicated by the Company’s compensation structure.

Director Share Ownership

SunLink believes that each director should have a personal investment in the Company. Each outside director (or future outside director, as the case may be) is required to own at least one thousand (1,000) common shares of SunLink. Each outside director (or future outside director, as the case may be) must maintain ownership of such number of common shares until such outside director ceases to serve as a member of the board. Each of our current directors has complied with such ownership requirements since at least July 1, 2008.

Annual Meeting Attendance

Although we do not have a formal policy regarding attendance by members of the board at our annual meeting of shareholders, the board encourages all of its members to attend the annual meeting of shareholders. In June 2024, all director nominees and all then directors were personally present at the annual meeting of shareholders.

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

First, the Company is subject to certain of the NYSE American exchange requirements which require shareholder approval of certain related party transactions. Second, the Company’s Code of Conduct prohibits related party transactions which could give rise to a conflict of interest including, but not limited to, employment by third parties that do business with the Company; conducting business, not on behalf of the Company, with the Company’s vendors, suppliers, and contractors; representing the Company in any transaction where such person representing the Company has a substantial personal interest; disclosure or use of confidential or inside information about the Company for personal gain; competition with the Company in any purchase, sale or ownership of property, property rights or interests; performing services for vendors or competitors of the Company; service on any board of directors or trustees that might conflict with the Company’s interests and; the acceptance of any faculty or speaker positions and any honoraria in connection therewith. A related party transaction must be approved by the Company’s compliance committee, or, in the case of a member of the board and/or an executive officer, such related party transaction must be approved by the board’s audit committee, with such action reported to the Company’s independent directors. To assist in identifying related party transactions, each director and executive officer is required, annually, to submit a Conflict-of-Interest Disclosure Statement. We have not adopted formal standards for the approval of related party transactions, but instead the compliance committee or the board reviews these transactions on a case-by-case basis and may approve such transactions that are in, or not inconsistent with, the best interests of the Company and its shareholders. During the year ended June 30, 2024, Howard E. Turner was a director of the Company. Mr. Turner is senior counsel at the law firm of Smith, Gambrell & Russell, LLP. Such law firm provided legal services to the Company in the fiscal year ended June 30, 2024, at customary rates and continues to provide such services to the Company in the fiscal year ending June 30, 2025.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires directors and certain officers of the Company and owners of more than 10% of the Company’s common shares to file an initial ownership report with the Securities and Exchange Commission and subsequent reports reflecting changes in their ownership of the Company’s equity securities. The Company believes, based solely on a review of the copies of those reports furnished to the Company during the past year and written representations to it that no other reports were required, that during the period from July 1, 2023 through June 30, 2024 all filing requirements under Section 16 have been met.

INSIDER TRADING POLICIES

SunLink has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees, or the issuer itself, that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to SunLink. As a smaller reporting company, SunLink will file a copy of such policy as an exhibit to the Company’s Annual Report on Form 10-K beginning with the fiscal year ending June 30, 2025 and will include the disclosures required to be included in its proxy statement for the first annual meeting for the election of directors after completion of the first full fiscal year beginning on or after October 1, 2023. During the quarters ended December 31, 2023 March 31, 2024, and June 30, 2024 , none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c).

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following sections of this Annual Report on Form 10-K set forth compensation information relating to the Company’s principal executive officer (Mr. Thornton, who is our Chief Executive Officer), the Company’s principal financial officer (Mr. Stockslager, who is our Chief Financial Officer), and our two other named executive officers (Mr. Finn, who is the President of SunLink ScriptsRx, LLC and Ms. Brockman, who is the Vice President of SunLink and Chief Executive Officer of Southern Health Corporation of Houston, Inc.).

Summary Compensation Table

The following table shows the compensation awarded or paid by SunLink for services rendered for the fiscal years ended June 30, 2024 and 2023 to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)(4)
Robert M. Thornton, Jr.	2024	378,000	0	0	907(5)	387,907
Chairman, President, and Chief Executive Officer	2023	378,000	30,000	0	601(5)	408,601

Mark J. Stockslager	2024	204,000	0	0	1440(5)	205,440
Chief Financial Officer and Principal Accounting Officer	2023	204,000	20,000	0	761(5)	224,761

Byron D. Finn	2024	234,000	0	N/A	734(5)	234,734
President, SunLink ScriptsRx, LLC	2023	234,000	20,000	N/A	366(5)	254,366

Sheila G. Brockman Vice President of SunLink and Chief Executive Officer,	2024	182,000	0	N/A	874(5)	182,874

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Change in Pension Value and Nonqualified Defined Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)(4)

Southern Health Corporation of Houston, Inc.	2023	176,000	2,500	N/A	417(5)	178,917

(1) Represents discretionary bonus awarded by the Company’s compensation committee in light of its judgment regarding management’s performance with respect to management of the Company’s finances, results of operations, dispositions of nonperforming assets and application of proceeds thereof, and other factors deemed relevant in the subjective discretion of the compensation committee. With respect to fiscal 2024 and 2023, the compensation committee retained full authority to determine, among other things, the identity of participants to whom any bonuses would be payable (if at all), whether facts and circumstances merited the award of any bonuses, and the amount of bonuses awarded, if any.

(2) The KRUG International Corp. Retirement Plan (the “Plan”), the Company’s sole defined benefit plan, was frozen and closed to new participants effective February 28, 1997. Mr. Thornton and Mr. Stockslager are the only named executive officers of the Company who are participants in the Plan and were credited with the years of service specified in the table below when the Plan was frozen. The amount reported in column four of the table above represents the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Plan from the measurement date used for financial statement reporting purposes for the prior completed fiscal year to the measurement date used for financial statement reporting purposes for the covered fiscal year. Because the Plan was frozen on February 28, 1997, compensation after such date is not used in determining a participant’s accrued benefit. The present value of the accumulated benefits for Mr. Thornton and Mr. Stockslager is $30,391 and $85,688, respectively. Mr. Thornton received a monthly benefit of $225 from the Plan during the fiscal year. The present value of accumulated benefits changes as it is determined as a net present value using an interest rate which changes quarterly as determined by the United States Department of Labor. At June 30, 2024, the estimated future monthly benefits to be received by Messrs. Thornton and Stockslager were $225 and $601, respectively.

Pension Benefits under Plan

Name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Robert M. Thornton, Jr.	2	30,391	2,704
Mark J. Stockslager	8	85,688	0

(3) All other compensation consisted solely of life, medical, and dental insurance premiums paid above those premiums which are generally paid for all employees and 401k matching contributions made by the Company.

(4) None of the named executive officers received any stock awards or non-equity incentive compensation (other than annual bonuses) in fiscal 2024 or fiscal 2023.

(5) Consists solely of life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to common shares that may be issued upon the exercise of options and other awards outstanding under the Company’s existing equity compensation plans as of June 30, 2024 to the Company’s named executive officers.

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

(1) Each option entitles the holder thereof to purchase one common share. There are no outstanding options for any other named executive officer and all options are fully vested. There are no outstanding share awards for any named executive officers. All of the above options expired without exercise on September 12, 2024.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreements

Robert M. Thornton, Jr. Mr. Thornton, Chairman, President, and Chief Executive Officer, is currently employed by the Company under the terms of an employment agreement effective July 1, 2005, as amended to date, for a term ending December 31, 2021. Absent notice, the contract provides for automatic renewal at the end of its then current term for a period of eighteen months. Mr. Thornton’s current employment agreement provides for a base salary at a rate of not less than $335,000 per annum plus any increases that may be granted at least annually by the Company. Mr. Thornton’s base salary for fiscal 2024 was $378,000 and his current base salary is $378,000. Mr. Thornton is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him additional equity compensation. Under his employment agreement, Mr. Thornton is also eligible to receive an annual bonus of up to seventy percent of his annual base salary if certain criteria established by the compensation committee (in consultation with him) are met. Mr. Thornton is eligible to participate in the Company’s dental, life, and disability programs.

Mr. Thornton’s employment agreement also provides for severance payments in the event Mr. Thornton ceases to be employed by the Company. If Mr. Thornton is terminated due to death, disability, or cause, he is entitled to the accrued compensation under his employment agreement, including a pro rata share of any annual bonus. If Mr. Thornton is terminated other than for death, disability, or cause, he is entitled to receive severance payments equal to thirty months of his then current salary, a pro rata portion of any annual bonus for which goals have been proportionately met, and continuation of certain benefits for and during the thirty months following termination.

Mark J. Stockslager. Mr. Stockslager, Chief Financial Officer and Principal Accounting Officer, is currently employed by the Company under the terms of an employment letter effective January 1, 2001. Mr. Stockslager’s current employment letter provides for a salary of at least $7,333 per month or $88,000 on an annualized basis, which will be reevaluated at least annually to determine if any adjustments should be made. Currently, Mr. Stockslager’s salary is $17,000 per month or $204,000 on an annualized basis. Additionally, Mr. Stockslager is also eligible to receive an annual bonus of up to sixty percent of his annual base salary if criteria established by the compensation committee are met. Mr. Stockslager is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him additional equity compensation. Mr. Stockslager is eligible to participate in the Company’s dental, life, and disability programs. Except as described below with respect to payments in connection with a change in control, if Mr. Stockslager is terminated, other than for cause, as determined by the board in its sole discretion, he is entitled to severance pay by continuation of his base salary for nine months.

Byron D. Finn. Mr. Finn, President, SunLink ScriptsRx, LLC, is currently employed by the Company under the terms of an employment letter effective September 30, 2010. Mr. Finn’s current employment letter provides for a salary of $16,667 per month or

$200,000 on an annualized basis, which will be reevaluated at least annually to determine if any adjustments should be made. Currently, Mr. Finn’s salary is $19,500 per month or $234,000 on an annualized basis. Additionally, Mr. Finn is eligible to receive an annual bonus of up to sixty percent of his annual base salary if criteria established by the compensation committee are met. Mr. Finn is eligible to participate in the Company’s employee equity compensation plans if equity is available thereunder and if the compensation committee decides to grant him equity compensation. Mr. Finn is eligible to participate in the Company’s medical, dental, life, and disability programs. If Mr. Finn is terminated, other than for cause, Mr. Finn will be entitled to receive severance pay by continuation of his base salary for six months.

Sheila G. Brockman. Ms. Brockman, Vice President of SunLink and the Chief Executive Officer of Southern Health Corporation of Houston, Inc., is currently employed by the Company under the terms of an employment letter effective October 1, 2020. Ms. Brockman’s employment letter provides for a current salary of $14,167 per month or $170,000 on an annualized basis, which is reevaluated at least annually to determine if any adjustment should be made. Currently, Ms. Brockman’s salary is $15,167 per month or $182,000 on an annualized basis. Additionally, Ms. Brockman is also eligible to receive an annual bonus. Any such bonus will be based on criteria which, together with the amount, will be discretionary, as determined by the Compensation Committee and Board of Directors. Ms. Brockman is eligible to participate in the Company’s dental, life, and disability programs. Ms. Brockman is eligible for a “change of control” severance payment in the amount of six months base salary.

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

•
Approval by shareholders of SunLink of a merger, consolidation or reorganization involving the Company, unless the shareholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly, immediately following such merger, consolidation or reorganization, at least two-thirds of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the “surviving corporation”) in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation or reorganization, and

•
The individuals who were members of the incumbent board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the board of directors of the surviving corporation; or

•
If the executive’s employment is terminated prior to a change in control and the executive reasonably demonstrates that such termination (A) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change-in-control and who effectuates a change in control (a “third party”) or (B) otherwise occurred in connection with, or in anticipation of, a change-in-control which actually occurs, then for all purposes, the date of a change in control with respect to the executive shall mean the date immediately prior to the date of such termination of the executive’s employment.

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

Upon a change in control, if Mr. Finn’s employment is terminated within 90 days thereafter for any reason other than death, disability, or cause, he is entitled to six months of base pay, to be paid in accordance with the Company’s payroll practices.

Upon a change in control, if Ms. Brockman’s employment is terminated within 90 days thereafter, she is entitled to six months of base pay to be paid in accordance with the Company’s payroll practices.

The following table sets forth certain potential benefits which would have been realized in connection with a change in control and termination of employment without cause or at the election of the executive for the Company’s principal executive officer, principal financial officer, and the Company’s named executive officers for fiscal year 2024 assuming the change in control and termination occurred as of the last day of the most recently completed fiscal year.

Name and Principal Position	Continued Base Salary(1) $	Lump Sum Salary Bonus and Incentive Compensation Payment(2) $	Value of Health and Insurance Benefits(3) $	Value of Accelerated Equity Awards(4) $	Total Termination Benefits $
Robert M. Thornton, Jr.	945,000	0	18,443	0	963,443
Chairman, President, and Chief Executive Officer

Mark J. Stockslager	204,000	N/A	N/A	N/A	204,000
Chief Financial Officer and Principal Accounting Officer

Byron D. Finn	117,000	N/A	N/A	N/A	117,000
President, SunLink ScriptsRx, LLC

Sheila G. Brockman	91,000	N/A	N/A	N/A	91,000
Vice President of SunLink and Chief Executive Officer, Southern Health Corporation of Houston, Inc.

(1) Mr. Thornton’s thirty-month continued base salary benefit is to be paid in accordance with the Company’s regularly scheduled pay periods over the applicable benefits period. Mr. Stockslager’s, Mr. Finn’s and Ms. Brockman’s continued base salary benefits are to be paid in accordance with the Company’s payroll practices.

(2) In the event of a change in control to be calculated as a pro rata portion of any annual bonus for which goals have been proportionately met prior to termination and without regard to any requirement to be employed on payment date. Such payment shall be made after an audit of annual results in accordance with the applicable plan. Because bonus amounts payable to Mr. Thornton for 2024 were, and for 2023 will be, based on the judgment of the compensation committee in its sole discretion, the reported pro forma change of control bonus amount is zero.

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

(4) Calculated based on the sum of the number of accelerated option awards, if any, multiplied by the positive difference, if any, between the exercise price of such option and the market price of the Company’s common shares at June 30, 2024. None of the named executive officers have any unvested options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2024 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories—plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	90,000	$1.49	0
2011 Director Stock Option Plan	86,000	1.34	0
Total	176,000	$1.45	0

Equity compensation plans not approved by security holders:
None	0	0.00	0
Total	176,000	$1.45

BENEFICIAL OWNERSHIP OF OUR COMMON SHARES

Common Shares Owned by Management and Certain Beneficial Owners

The following table sets forth, as of October 28, 2024 (unless otherwise indicated in the footnotes), certain information with respect to our Common Shares owned beneficially by each director, by each “named executive officer,” by all directors and named executive officers as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding Common Shares. Except as noted in the footnotes, each of the persons listed has sole investment and voting power with respect to the Common Shares included in the table.

	Common Shares Beneficially Owned As of October 28, 2024
Name (1)	Number of Common Shares Owned (2)	% of Class (3)
Robert M. Thornton, Jr. Director, Chairman, President, and Chief Executive Officer	559,562 (4)	7.9
Mark J. Stockslager Director, Chief Financial Officer, and Principal Accounting Officer	108,051	1.5
Byron D. Finn President, SunLink ScriptsRx, LLC	0	*
Sheila G. Brockman	0	*
Vice President of SunLink and Chief Executive Officer, Southern Health Corporation of Houston, Inc.
Dr. Steven J. Baileys Director	862,844 (5)	12.2
Gene E. Burleson Director	96,601 (6)	1.4
C. Michael Ford Director	76,422 (5)	1.1

Directors, Nominees and Executive Officers as a group (7 persons)	1,703,480(7)	24.0

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

(3) The percentage of outstanding Common Shares owned is determined by assuming that in each case the person only, or group only, exercises his, her or its rights to purchase all of the Common Shares underlying options held by such person or group that are exercisable as of October 28, 2024, or that will become exercisable within 60 days after that date.

(4) Includes 554,562 Common Shares owned by CareVest Capital, LLC (“CareVest”). Mr. Thornton owns 100% of the outstanding voting interests of CareVest.

(5) Includes 30,000 Common Shares that may be acquired under options exercisable within 60 days of October 28, 2024.

(6) Includes 5,000 Common Shares that may be acquired under options exercisable within 60 days of October 28, 2024.

(7) Includes 65,000 Common Shares that may be acquired under options exercisable within 60 days of October 28, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following provides tabular disclosure of the number of securities at June 30, 2024 to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans, reported by two categories - plans that have been approved by shareholders and plans that have not been so approved:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	90,000	$ 1.49	0
2011 Director Stock Option Plan	86,000	$ 1.40	0
Total	176,000	$ 1.45	0

Equity compensation plans not approved by security holders:
None	0	0.00	0
Total	176,000	$ 1.45	0

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

Item 14. Principal Accountant Fees and Services.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of the Company’s independent registered public accountant with respect to all auditing services and non-audit services to be performed for the Company by the Company’s independent registered public accountants is subject to the specific pre-approval of the audit committee (except where such services are determined to be de minimis under the Exchange Act). All audit services and permitted non-audit services to be performed by Cherry Bekaert require pre-approval by the audit committee in accordance with pre-approved procedures established by the audit committee. The audit committee may delegate to one or more designated members of the audit committee the authority to grant such pre-approvals. The decisions of any member to whom such authority is delegated are presented to the full audit committee at the next scheduled meeting of the audit committee. The procedures require all proposed engagements of the Company’s independent registered public accountants for services of any kind to be directed to the Company’s Principal Accounting Officer and then submitted for approval to the audit committee prior to the beginning of any services.

In fiscal year 2024, 100% of the audit fees, audit-related fees, and tax fees billed by Cherry Bekaert were approved either by the audit committee or its designee. The fees billed by Cherry Bekaert that are shown in the following table for fiscal year 2024 and 2023 were also pre-approved by the audit committee or its designee. The audit committee has considered whether the provision of non-audit services by Cherry Bekaert is compatible with maintaining the independence of such independent registered public accounting firm and believes that the provision of such services is compatible.

Independent Registered Public Accounting Firm Fees

The following tables show the type of services and the aggregate fees billed to the Company for such services during the fiscal years ended June 30, 2024, and 2023 by Cherry Bekaert. Descriptions of the service types follow the table.

Services Rendered by Cherry Bekaert LLP	Fiscal 2024	Fiscal 2023
Audit Fees	$ 188,426	$ 206,000
Audit-Related Fees	0	23,000
Tax Fees	0(1)	0(1)
All Other Fees	0	0

TOTAL	$ 188,426	$ 229,000

1.
In fiscal 2024 and 2023, the professional services for tax compliance were performed by another public accounting firm. Such fees were $100,035 and $77,674 in fiscal 2024 and fiscal 2023 respectively and were approved by the audit committee or its designee.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by reference from the document set forth next to the exhibit in the list below. Exhibit numbers refer to Item 601 of Regulation S-K:

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

•
SIGNATURES
•
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SunLink Health Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of October, 2024.
•

•	•	•
• SUNLINK HEALTH SYSTEMS, INC.
•	•
•		• By: /s/ Mark J. Stockslager
• Mark J. Stockslager • Chief Financial Officer

16

INDEX TO EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.