Form 10-Q
period 2024-09-30
SUNLINK HEALTH SYSTEMS INC
filed 2024-11-12
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act:

The number of Common Shares, without par value, outstanding as of November 12, 2024 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2024	June 30,
	(unaudited)	2024
ASSETS
Current Assets:
Cash and cash equivalents	$7,529	$7,170
Receivables - net	3,011	3,371
Inventory	1,547	1,553
Current assets held for sale	1,915	1,959
Prepaid expense and other assets	1,614	1,611
Total current assets	15,616	15,664
Property, plant and equipment, at cost	12,498	12,683
Less accumulated depreciation	(10,182)	(9,874)
Property, plant and equipment - net	2,316	2,809
Noncurrent Assets:
Intangible asset	1,180	1,180
Right of use assets	473	516
Other noncurrent assets	44	443
Total noncurrent assets	1,697	2,139
TOTAL ASSETS	$19,629	$20,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,338	$1,905
Accrued payroll and related taxes	1,351	955
Current operating lease liabilities	339	331
Other accrued expenses	823	1,022
Total current liabilities	3,851	4,213
Long-Term Liabilities
Noncurrent liability for professional liability risks	139	49
Long-term operating lease liabilities	146	197
Other noncurrent liabilities	69	180
Total long-term liabilities	354	426
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at September 30, 2024 and 7,041 at June 30, 2024	3,521	3,521
Additional paid-in capital	10,747	10,747
Retained earnings	929	1,478
Accumulated other comprehensive income	227	227
Total Shareholders’ Equity	15,424	15,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,629	$20,612

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net revenues	$7,923	$8,555
Costs and Expenses:
Cost of goods sold	4,475	4,771
Salaries, wages and benefits	3,078	2,617
Supplies	34	34
Purchased services	319	286
Other operating expenses	804	906
Rent and lease expense	94	91
Depreciation and amortization	313	300
Operating Loss	(1,194)	(450)
Other Income (Expense):
Gains on sale of assets	694	2
Interest income, net	58	22
Loss from Continuing Operations before income taxes	(442)	(426)
Income Tax Expense	0	2
Loss from Continuing Operations	(442)	(428)
Loss from Discontinued Operations, net of tax	(107)	(916)
Net Loss	(549)	(1,344)
Other comprehensive income	0	0
Comprehensive Loss	$(549)	$(1,344)
Loss Per Share:
Continuing Operations:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)
Discontinued Operations:
Basic	$(0.02)	$(0.13)
Diluted	$(0.02)	$(0.13)
Net Loss:
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)
Weighted-Average Common Shares Outstanding:
Basic	7,041	7,033
Diluted	7,041	7,033

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2024	7,041	$3,521	$10,747	$1,478	$227	$15,973
Net loss	0	0	0	(549)	0	(549)
SEPTEMBER 30, 2024	7,041	$3,521	$10,747	$929	$227	$15,424

JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	$7,041	$3,521	$10,747	$1,661	$150	$16,079

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months
	September 30,
	2024	2023
Net Cash Used in Operating Activities	$(915)	$(1,137)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(191)	(476)
Expenditures for property, plant and equipment - discontinued operations	0	(53)
Proceeds from sale of property, plant and equipment - continuing operations	401	5
Proceeds from sale of investment in minority owned equity investment	1,064	0
Net Cash Provided by (Used in) Investing Activities	1,274	(524)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	0	6
Payments on long-term debt - discontinued operations	0	(11)
Net Cash Used in Financing Activities	0	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	359	(1,666)
Cash and Cash Equivalents Beginning of Period	7,170	4,486
Cash and Cash Equivalents End of Period	$7,529	$2,820
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(58)	$(22)
Income taxes	$0	$43
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$37	$18

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2024

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2024 and for the three month periods ended September 30, 2024 and 2023 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2024 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

 A subsidiary, SunLink Health Systems Technology (“SHST Technology”), provides information technology (“IT”) services to outside customers, primarily in rural healthcare settings, and to SunLink subsidiaries.

COVID-19 Pandemic

The Company’s operations for the three months ended September 30, 2024 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs, and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

Note 3. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations – On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. An impairment reserve of $1,739 remains at September 30, 2024 for the Trace Real Estate Sale assets. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility ('Trace Extended Care") and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

Sold Hospitals– Subsidiaries of the Company have sold substantially all the assets of five (5) other hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three months ended September 30, 2024 and 2023, respectively.

The components of pension expense for the three months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended
	September 30,
	2024	2023
Interest cost	$9	$11
Expected return on assets	(13)	(9)
Amortization of prior service cost	0	0
Net pension (income) expense	$(4)	$2

Per the Actuarial Valuation Report for the plan year beginning July 1, 2024, no minimum contribution amount is required for the pension plan year ended June 30, 2025. As such SunLink did not make any contributions to the plan during the three months ended September 30, 2024 and does not plan contribute any funds during the last nine months of the fiscal year ending June 30, 2025.

Statements of operations from discontinued operations for the three months ended September 30, 2024 and 2023. The results below primarily reflect the reporting of Trace as discontinued operations as a result of the Company's Revised agreement to sell Trace and its sale of Trace Extended Care, are as follows:

	Three Months Ended
	September 30,
	2024	2023
Net Revenues	$16	$2,672
Costs and Expenses:
Salaries, wages and benefits	11	1,898
Supplies	0	289
Purchased services	44	706
Other operating expense	24	528
Rent and lease expense	0	34
Depreciation and amortization	0	133
Operating Loss	(63)	(916)
Other Income (Expense):
Impairment loss of Trace Hospital Real Estate and related sale expenses	(44)	0
Loss from Discontinued Operations before income taxes	(107)	(916)
Income Tax Expense	0	0
Loss from Discontinued Operations, net of tax	$(107)	$(916)

Details of assets and liabilities held for sale at September 30, 2024 and June 30, 2024, are as follows:

	September 30,	June 30,
	2024	2024
Property, plant and equipment, net	$3,654	$3,654
Impairment reserve	(1,739)	(1,695)
Total assets held for sale	$1,915	$1,959

Note 4. – Shareholders’ Equity

Stock-Based Compensation – For the three months ended September 30, 2024 and 2023, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were no shares issued as a result of options exercised during the three months ended September 30, 2024. There were 9,000 shares issued as a result of options exercised during the three months ended September 30, 2023.

Note 5. – Revenue and Accounts Receivable

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue is shown below.

Revenues by payor were as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Medicare	$3,719	$3,830
Medicaid	1,726	1,650
Retail and Institutional Pharmacy	1,796	1,704
Private Insurance	467	1,170
Self-pay	197	180
Other	18	21
Total Net Revenues	$7,923	$8,555

The revenues for the three months ended September 30, 2023 includes $321 of prior period sales tax refunds.

The Company’s service specific revenue recognition policies are as follows:

Pharmacy

The Company’s revenue is derived primarily from providing pharmacy goods and services to patients and is recognized on the date goods and services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Each prescription claim represents a separate performance obligation of the Company, separate and distinct from other prescription claims under customer arrangements. Significant portions of the revenue from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and reduces revenue at the revenue recognition date, to properly account for the variable consideration due to anticipated differences between billed and reimbursed amounts. Accordingly, the total net revenues and receivables reported in the Company’s condensed consolidated financial statements are recorded at the amount expected to be ultimately received from these payors.

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

The roll forward of the allowance for credit losses for the three months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2024	2023
June 30, balance	$240	$532
Concession allowance expense	61	79
Write-offs	(45)	(203)
September 30, balance	$256	$408

Note 6. – Intangible Assets

As of September 30, 2024 and June 30, 2024, intangible assets consist solely of an indefinite-lived trade name of $1,180 relating to its Carmichael acquisition.

Note 7. – Asset Sales

On August 2, 2024, the Company sold its all its minority equity ownership investment in a subsidiary to the majority owner for cash of $1,064 which resulted in a pre-tax gain on the sale of $665 for the quarter ended September 30, 2024.

On September 6, 2024, the Company sold 24.7 acres of undeveloped land in Ellijay, GA, for cash of $401 which resulted in a pre-tax gain on the sale of $29 for the quarter ended September 30, 2024.

Note 8. – Income Taxes

No income tax expense was recorded for continuing operations for the three months ended September 30 2024. Income tax expense of $2 (all state income taxes) was recorded for continuing operations for the three months ended September 30, 2023.

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

At September 30, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,183 against the deferred tax asset so that there is no net long-term deferred income tax asset at September 30, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of September 30, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at September 30, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $26,502.

For federal income tax purposes, at September 30, 2024, the Company had approximately $26,502 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Note 9. – Leases

The Company, as lessee, has operating leases relating to its pharmacy operations, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended
Lease Cost	September 30, 2024	September 30, 2023
Operating lease cost:
Operating lease cost	$85	$85
Short-term rent expense	8	5
Variable lease cost	1	1
Total operating lease cost	$94	$91

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		September 30,	June 30,
		2024	2024
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$473	$516
Current operating lease liabilities	Current operating lease liabilities	339	331
Long-term operating lease liabilities	Long-term operating lease liabilities	$146	$197

Supplemental cash flow and other information related to leases as of and for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended
Other information	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows of operating leases	$87	$85
Right-of-use assets obtained in exchange for new operating lease liabilities	37	18
Weighted-average remaining lease term:
Operating leases	1.58 years	2.29 years
Weighted-average discount rate:
Operating leases	1.24%	0.99%

Commitments relating to non-cancellable operating leases as of September 30, 2024 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$339
2 years	122
3 years	23
4 years	4
5 years	0
Over 5 years	0
Total minimum future payments	488
Less: Imputed interest	(3)
Total liabilities	485
Less: Current portion	(339)
Long-term liabilities	$146

Note 10. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the pharmacy business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. During the three months ended September 30, 2023, the Company recorded a refund received of $321 as revenue for a sales tax refund which was received in October 2023.

Note 11. – Commitments and Contingencies

The Company has no contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 9) at September 30, 2024.

Note 13. – Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $161 and $187 for legal services to this law firm in the three months ended September 30, 2024 and 2023. Included in the Company’s condensed consolidated balance sheets at September 30, 2024 and June 30, 2024 is outstanding legal expenses to this firm $173 and $156, respectively.

Note 14. – Subsequent Events

On October 9, 2024, the Company sold its Trace Real Estate for net proceeds of approximately of $1,932 and expects to report no additional gain or loss on the sale as a result of the $44 impairment loss reported related to the sale in the quarter ended September 30, 2024 (see Note 3 - Discontinued Operations).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and admissions data)

Forward-Looking Statements

This Quarterly Report and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “seeks to”, “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” Throughout this quarterly report and the notes to the condensed consolidated financial statements, SunLink Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as “SunLink”, “we”, “our”, “ours”, “us” or the “Company.” This drafting style is not meant to indicate that SunLink Health Systems, Inc. or any particular subsidiary of SunLink Health Systems, Inc. owns or operates any asset, business, or property. Healthcare services, pharmacy operations and other businesses described in this filing are owned and operated by distinct and indirect subsidiaries of SunLink Health System, Inc. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors that could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance, and achievements to differ materially from those anticipated, include, but are not limited to:

General Business Conditions

•
general economic and business conditions in the U.S., both nationwide and in the states in which we operate;
•
the continuing after-effects of the COVID-19 pandemic, both nationwide and in the states in which we operate, including among other things, on demand for our pharmacy services, the efficiency of such services, availability of staffing, availability of supplies, costs and financial results. Changes in the communicability, mortality rate, and vaccine resistances for COVID-19 and its variants or pandemics of other contagious diseases could result in the unavailability of personnel to provide services, regulatory bans on certain services, increased costs, reduced revenues or other adverse effects on our business;
•
the competitive nature of the U.S. pharmacy business;
•
demographic characteristics and changes in areas where we operate variants;
•
the availability of cash or borrowings to fund working capital, renovations, replacements, expansions, and capital improvements at existing pharmacy facilities and for acquisitions and replacement of such pharmacy facilities or acquisitions of other healthcare facilities;
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

Operational Factors

•
the ability or inability to operate profitably in the pharmacy or other healthcare businesses;
•
the availability of, and our ability to attract and retain, sufficient qualified management, pharmacists, and staff personnel for our operations;
•
timeliness and amount and conditions of reimbursement payments received under government programs;
•
the lack of availability of future governmental support that may be required to offset the after effects of future pandemics or an inability to meet the requirements relating to such support;

•
the ability or inability to fund our obligations under capital leases or new or existing obligations and/or any potential defaults under future indebtedness;
•
restrictions imposed by existing or future contractual obligations including any new indebtedness;
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

Liabilities, Claims, Obligations and Other Matters

•
claims under leases, guarantees, disposition agreements, and other obligations relating to previous and future asset sales or discontinued operations, including claims from sold or leased facilities and services, retained liabilities or retained subsidiaries, and failure of buyers to satisfy liabilities for which the Company remains liable, pursuant to the disposition agreements;
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

•
changes in or failure to comply with Federal, state and local laws and regulations and enforcement interpretations of such laws and regulations affecting our pharmacy business; and
•
the possible enactment of additional Federal healthcare reform laws or reform laws or regulations in states where our subsidiaries operate pharmacy facilities or additional healthcare facilities (including Medicaid waivers, bundled payments, managed care programs, accountable care and similar organizations, competitive bidding and other reforms).

Strategic Initiatives - Merger, Dispositions, Acquisition and Renovation Related Matters

•
the inability to complete a strategic transaction such as a merger;
•
the inability to dispose of underperforming businesses on acceptable terms;
•
the inability to complete the sale of assets pursuant to disposition agreements or the inability to collect proceeds expected pursuant to such agreements;
•
the availability of cash and the availability and terms of borrowed or equity capital to fund acquisitions or replacement or upgraded facilities, and improvements or renovations to existing facilities; and
•
competition in the market for acquisitions of pharmacy facilities, and other healthcare businesses;

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect SunLink in an adverse manner. You should read our annual report and quarterly reports completely and with the understanding that future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in annual and quarterly reports or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of SunLink.

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

Business Strategy: Operations, Dispositions and Acquisitions

The Board of Directors of SunLink (the "Board of Directors" or the "Board") believes management of the Company should, among other things, actively pursue one or more extraordinary corporate transactions, any of which transactions may involve merger or consolidation with a third party, as a result of which the Company's shareholders may not hold a majority of the equity in, or otherwise control the resulting entity. The Company is seeking to achieve a merger or other transaction which, among other things, provides the potential for growth in shareholder value on what it believes is a reasonable risk/reward basis.

On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace Real Estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. An impairment reserve of $1,739 remains at September 30, 2024 for the Trace Real Estate Sale assets. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

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

Our critical accounting estimates are more fully described in our 2024 Annual Report on Form 10-K and continue to include the following areas: receivables – net and provision for doubtful accounts; revenue recognition and net patient service revenues; goodwill, intangible assets and accounting for business combinations; professional and general liability claims; and accounting for income taxes. There have been no material changes in our critical accounting estimates for the periods presented other than amounts readily computable from the financial statements included in this form 10-Q.

Financial Summary

Results of Operations

The Company’s operations for the three months ended September 30, 2024 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	Three Months Ended
	September 30,
	2024	2023	% Change
Net Revenues	$7,923	$8,555	(7.4)%
Costs and expenses	(9,117)	(9,005)	1.2%
Operating loss	(1,194)	(450)	165.3%
Interest income (expense) - net	58	22	163.6%
Gain on sale of assets	694	2	NA
Loss from continuing operations before income taxes	$(442)	$(426)	3.8%

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Medicare	$3,719	$3,830
Medicaid	1,726	1,650
Retail and Institutional Pharmacy	1,796	1,704
Private Insurance	467	1,170
Self-pay	197	180
Other	18	21
Total Net Revenues	$7,923	$8,555

Pharmacy net revenues for the three month period ended September 30, 2024 decreased $632 or 7% from the three month period ended September 30, 2023. The revenues for the three months ended September 30, 2023 include $321 of prior period sales tax refunds. The decrease in pharmacy net revenues for the three months period ended September 30, 2024 compared to the same period last fiscal year resulted from lower retail pharmacy scripts filled and lower durable medical equipment ("DME") orders shipped. Institutional pharmacy scripts filled increased 10% in the three months ended September 30, 204 compared to the three months ended September 30, 2023.

Costs and expenses, including depreciation and amortization, were $9,117 and $9,005 for the three months ended September 30, 2024 and 2023, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended
	September 30,
	2024	2023
Cost of goods sold	56.5%	55.8%
Salaries, wages and benefits	38.9%	30.6%
Supplies	0.4%	0.4%
Purchased services	4.1%	3.3%
Other operating expenses	10.2%	10.6%
Rent and lease expense	1.2%	1.1%
Depreciation and amortization expense	4.0%	3.5%

Almost all categories of costs and expenses increased as a percent of net revenues in the three ended September 30, 2024 compared to the prior fiscal year due to the decreased net revenues this year. Cost of goods sold decreased 6% in total due to the reduced volume. Salaries, wages and benefits ("SWB") increased in total for the three ended September 30, 2024 compared to the prior period last year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic aftereffects, including the use of contract labor and higher employee benefit costs. Depreciation expense also increased this year due to the $1,467 of capital expenditures last fiscal year.

Operating Profit (Loss)

The Company reported an operating loss of $1,194 for the three months period ended September 30, 2024 compared to an operating loss of $450 for the three months period ended September 30, 2023. The increased operating loss for the three months ended September 30, 2024 compared to the three months period ended September 30, 2023 resulted from the 7% decrease in net revenues this quarter and increased costs as a percentage of net revenues.

Gain on Sale of Assets

On August 2, 2024, the Company sold its all its minority equity ownership investment in a subsidiary to the majority owner for cash of $1,064 which resulted in a pre-tax gain on the sale of $665 for the quarter ended

September 30, 2024. On September 6, 2024, the Company sold 24.7 acres of undeveloped land for cash of $401 which resulted in a pre-tax gain on the sale of $29 for the quarter ended September 30, 2024.

Income Taxes

No income tax expense was recorded for continuing operations for the three months ended September 30 2024. Income tax expense of $2 (all state income taxes) was recorded for continuing operations for the three months ended September 30 2023.

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

At September 30, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,183 against the deferred tax asset so that there is no net long-term deferred income tax asset at September 30, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of September 30, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at September 30, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $26,502.

For federal income tax purposes, at September 30, 2024, the Company had approximately $26,502 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income taxes was $442 for the three month period ended September 30, 2024 compared to a loss from continuing operations after income taxes of $428 for the three month period ended September 30,2023. The decreased loss in the current quarter resulted from the $694 of gains on asset sales.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $107 for the quarter September 30, 2024 compared to a loss from discontinued operations after income taxes of $916 for the three month period ended September 30, 2023. The loss this year results from transaction costs for the sale of the Trace Real Estate which was closed on October 9, 2024 and additional reserves for uncollectible receivables retained on the sale of the nursing home last fiscal year. The loss for the three months ended September 30, 2023 results from primarily from the loss incurred by the operations of the Trace hospital and nursing home.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations –On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace Real Estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the Revised Agreement. An impairment reserve of $1,739 remains at September 30, 2024 for the Trace Real Estate Sale assets. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

Sold Hospitals– Subsidiaries of the Company have sold substantially all the assets of five (5) other hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three months ended September 30, 2024 and 2023, respectively.

Net Loss

Net loss for the three months period ended September 30, 2024 was $549 (or a loss of $0.08 per fully diluted share) as compared to a net loss of $1,344 (or a loss of $0.19 per fully diluted share) for the three months period ended September 30, 2023.

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, and for general corporate purposes, is unrestricted cash on hand, which was $7,529 at September 30, 2024, and the proceeds of approximately $1,932 from the sale of the Trace Real Estate on October 9, 2024. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic , we believe, as discussed further below, that we have adequate liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to noncancelable operating leases from continuing operations at September 30, 2024 were as follows:

Payments due within:	Operating Leases
1 year	$339
2 years	122
3 years	23
4 years	4
5 years	0
Over 5 years	0
$488

As of September 30, 2024, we had no outstanding debt.

The Company currently expects its pharmacy business to purchase approximately $800 of capitalizable DME by the pharmacy operations (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The pharmacy business also has a $50 capital commitment for the upgrade of its drug compounding facility. Other capital expenditures for replacement and upgrade of current facilities and equipment of the pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2024 and 2023. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the fiscal year ended June 30, 2024, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business as well as cash receipts and disbursements relating to possible asset sales. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the three months ended September 30, 2024. Other than with respect to scheduled cash expenditures (based on current operating levels) for operating leases, and the specific items previously disclosed here, as well as continued uncertainties relating to the aftereffects of the COVID-19 pandemic and asset sales, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Note 9, to our condensed consolidated financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2023 and 2024 to date will mitigate or accelerate.

Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $161 and $187 for legal services to this law firm in the three months ended September 30, 2024 and 2023. Included in the Company’s condensed consolidated balance sheets at September 30, 2024 and June 30, 2024 is outstanding legal expenses to this firm $173 and $156, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2024

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2024 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to an Investment in SunLink

Information regarding risk factors appears in “MD&A – Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in “MD&A - Risks Factors Relating to an Investment in SunLink” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report except as set forth herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, there were no material changes to the procedures by which SunLink’s security holders may recommend nominees to SunLink’s board of directors,

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c).

ITEM 6. EXHIBITS

Exhibits:

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and June 30, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three months ended September 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: November12, 2024