Form 10-Q
period 2024-12-31
SUNLINK HEALTH SYSTEMS INC
filed 2025-02-12
CIK 96793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act:

The number of Common Shares, without par value, outstanding as of February 11, 2025 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2024	June 30,
	(unaudited)	2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,020	$7,170
Receivables - net	2,831	3,371
Inventory	1,554	1,553
Current assets held for sale	256	1,959
Prepaid expense and other assets	1,545	1,611
Total current assets	14,206	15,664
Property, plant and equipment, at cost	10,884	12,683
Less accumulated depreciation	(8,831)	(9,874)
Property, plant and equipment - net	2,053	2,809
Noncurrent Assets:
Intangible asset	1,180	1,180
Right of use assets	389	516
Other noncurrent assets	44	443
Total noncurrent assets	1,613	2,139
TOTAL ASSETS	$17,872	$20,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,151	$1,905
Accrued payroll and related taxes	986	955
Current liabilities held for sale	106	0
Current operating lease liabilities	320	331
Other accrued expenses	932	1,022
Total current liabilities	3,495	4,213
Long-Term Liabilities
Noncurrent liability for professional liability risks	95	49
Long-term operating lease liabilities	79	197
Other noncurrent liabilities	122	180
Total long-term liabilities	296	426
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at December 31, 2024 and 7,041 at June 30, 2024	3,521	3,521
Additional paid-in capital	10,747	10,747
Retained earnings (deficit)	(414)	1,478
Accumulated other comprehensive income	227	227
Total Shareholders’ Equity	14,081	15,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,872	$20,612

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenues	$7,935	$8,510	$15,858	$17,065
Costs and Expenses:
Cost of goods sold	4,618	4,761	9,093	9,532
Salaries, wages and benefits	2,713	2,668	5,791	5,285
Supplies	40	39	74	73
Purchased services	326	281	645	567
Other operating expenses	833	784	1,637	1,690
Rent and lease expense	93	92	187	183
Depreciation and amortization	324	318	637	618
Operating Loss	(1,012)	(433)	(2,206)	(883)
Other Income (Expense):
Gains on sale of assets	0	0	694	2
Impairment loss	(100)	0	(100)	0
Interest income, net	42	29	100	51
Loss from Continuing Operations before income taxes	(1,070)	(404)	(1,512)	(830)
Income Tax Expense	0	3	0	5
Loss from Continuing Operations	(1,070)	(407)	(1,512)	(835)
Loss from Discontinued Operations, net of tax	(273)	(2,668)	(380)	(3,584)
Net Loss	(1,343)	(3,075)	(1,892)	(4,419)
Other comprehensive income	0	0	0	0
Comprehensive Loss	$(1,343)	$(3,075)	$(1,892)	$(4,419)
Loss Per Share:
Continuing Operations:
Basic	$(0.15)	$(0.06)	$(0.21)	$(0.12)
Diluted	$(0.15)	$(0.06)	$(0.21)	$(0.12)
Discontinued Operations:
Basic	$(0.04)	$(0.38)	$(0.05)	$(0.51)
Diluted	$(0.04)	$(0.38)	$(0.05)	$(0.51)
Net Loss:
Basic	$(0.19)	$(0.44)	$(0.27)	$(0.63)
Diluted	$(0.19)	$(0.44)	$(0.27)	$(0.63)
Weighted-Average Common Shares Outstanding:
Basic	7,041	7,040	7,041	7,039
Diluted	7,041	7,040	7,041	7,039

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2024	7,041	$3,521	$10,747	$1,478	$227	$15,973
Net loss	0	0	0	(549)	0	(549)
SEPTEMBER 30, 2024	7,041	$3,521	$10,747	$929	$227	$15,424
Net loss	0	0	0	(1,343)	0	(1,343)
DECEMBER 31, 2024	7,041	3,521	10,747	(414)	227	14,081

JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	$7,041	$3,521	$10,747	$1,661	$150	$16,079
Net loss	0	0	0	(3,075)	0	(3,075)
DECEMBER 31, 2023	7,041	3,521	10,747	(1,414)	150	13,004

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months
	December 31,
	2024	2023
Net Cash Used in Operating Activities	$(2,082)	$(1,530)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(365)	(824)
Expenditures for property, plant and equipment - discontinued operations	0	(74)
Proceeds from sale of property, plant and equipment - continuing operations	401	5
Proceeds from sale of property, plant and equipment - discontinued operations	1,832	0
Proceeds from sale of investment in minority owned equity investment	1,064	0
Net Cash Provided by (Used in) Investing Activities	2,932	(893)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	0	6
Payments on long-term debt - discontinued operations	0	(14)
Net Cash Used in Financing Activities	0	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	850	(2,431)
Cash and Cash Equivalents Beginning of Period	7,170	4,486
Cash and Cash Equivalents End of Period	$8,020	$2,055
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(100)	$(51)
Income taxes	$0	$105
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$37	$18

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of December 31, 2024 and for the three and six month periods ended December 31, 2024 and 2023 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated June 30, 2024 balance sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and six month periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Merger

On January 6, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into a definitive agreement and plan of merger (the “merger agreement”), dated January 3, 2025 pursuant to which the Company to merge with and into Regional (the “merger”) in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and the Company, regulatory approvals and satisfaction of customary closing conditions. If this merger is concluded after shareholder approved, then Regional will be the surviving entity and the Company will no longer exist.

Note 3. – Business Operations

The Company’s continuing operations are composed of a pharmacy business. A subsidiary, SunLink Health Systems Technology (“SHST Technology”), an information technology (“IT”) business that was sold in January 2025. Its net assets and liabilities are shown as current assets held for sale and current liabilities held for sale on the December 31, 2024 condensed consolidated balance sheet.

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

COVID-19 Pandemic

The Company’s operations for the six months ended December 31, 2024 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs, and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

Note 4. – Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations – On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company received net proceeds of $1,832 at closing. The Company reported a loss of $110 in the quarter ended December 31, 2024 related to additional sale expenses. The Company had earlier reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility ('Trace Extended Care") and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

Sold Facilities– Subsidiaries of the Company have sold substantially all the assets of five (5) other hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses, a prior year negative cost report settlement for a closed hospital and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and six months ended December 31, 2024 and 2023, respectively.

The components of pension expense for the three and six months ended December 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest cost	$9	$11	$18	$22
Expected return on assets	(12)	(9)	(25)	(18)
Amortization of prior service cost	0	0	0	0
Net pension (income) expense	$(3)	$2	$(7)	$4

Per the Actuarial Valuation Report for the plan year beginning July 1, 2024, no minimum contribution amount is required for the pension plan year ended June 30, 2025. As such SunLink did not make any contributions to the plan during the six months ended December 31, 2024 and does not plan contribute any funds during the last six months of the fiscal year ending June 30, 2025.

Statements of operations from discontinued operations for the three and six months ended December 31, 2024 and 2023.

The results below primarily reflect the reporting of Trace as discontinued operations as a result of the Company's Revised agreement to sell Trace and its sale of Trace Extended Care, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net Revenues	$(62)	$2,771	$(46)	$5,443
Costs and Expenses:
Salaries, wages and benefits	104	1,844	115	3,742
Supplies	0	267	0	556
Purchased services	25	600	69	1,307
Other operating expense	(28)	529	(4)	1,057
Rent and lease expense	0	34	0	67
Depreciation and amortization	0	133	0	266
Operating Loss	(163)	(636)	(226)	(1,552)
Other Income (Expense):
Impairment loss of Trace Hospital Real Estate and related sale expenses	0	(2,032)	(44)	(2,032)
Loss on sale of Trace Hospital Real Estate and related sale expenses	(110)	0	(110)	0
Loss from Discontinued Operations before income taxes	(273)	(2,668)	(380)	(3,584)
Income Tax Expense	0	0	0	0
Loss from Discontinued Operations, net of tax	$(273)	$(2,668)	$(380)	$(3,584)

Details of assets and liabilities held for sale of discontinued operations at December 31, 2024 and June 30, 2024, are as follows:

	December 31,	June 30,
	2024	2024
Property, plant and equipment, net	$0	$3,654
Impairment reserve	0	(1,695)
Total assets held for sale	$0	$1,959

Note 5. – Shareholders’ Equity

Stock-Based Compensation – For the three and six months ended December 31, 2024 and 2023, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were no shares issued as a result of options exercised during the three and six months ended December 31, 2024. There were 9,000 shares issued as a result of options exercised during the six months ended December 31, 2023.

Note 6. – Revenue and Accounts Receivable

Disaggregation of Revenue

The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue is shown below.

Revenues by payor were as follows for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Medicare	$3,589	$3,984	$7,308	$7,814
Medicaid	1,672	1,742	3,398	3,392
Retail and Institutional Pharmacy	1,854	1,618	3,650	3,322
Private Insurance	587	987	1,054	2,157
Self-pay	211	163	408	343
Other	22	16	40	37
Total Net Revenues	$7,935	$8,510	$15,858	$17,065

The revenues for the three months ended December 31, 2023 includes $59 of prior period sales tax refunds The revenues for the six months ended December 31, 2023 includes $380 of prior period sales tax refunds.

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

The roll forward of the allowance for credit losses for the three and six months ended December 31, 2024 and 2023, was as follows:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2023
June 30, balance	$240	$532
Concession allowance expense	61	79
Write-offs	(45)	(203)
September 30, balance	256	408
Concession allowance expense	86	67
Write-offs	(110)	(104)
December 31, balance	$232	$371

Note 7. – Intangible Assets

As of December 31, 2024 and June 30, 2024, intangible assets consist solely of an indefinite-lived trade name of $1,180 relating to its Carmichael acquisition.

Note 8. – Asset Sales

On August 2, 2024, the Company sold all its minority equity ownership investment in a subsidiary to the majority owner for cash of $1,064 which resulted in a pre-tax gain on the sale of $665 for the quarter ended September 30, 2024.

On September 6, 2024, the Company sold 24.7 acres of undeveloped land in Ellijay, GA, for cash of $401 which resulted in a pre-tax gain on the sale of $29 for the quarter ended September 30, 2024.

Note 9. – Income Taxes

No income tax expense was recorded for continuing operations for the three and six months ended December 31 2024. Income tax expense of $3 (all state income taxes) was recorded for continuing operations for the three months ended December 31, 2023 and income tax expense of $5 (all state income taxes) was recorded for continuing operations ended December 31, 2023.

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

At December 31, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,517 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of December 31, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,169.

For federal income tax purposes, at December 31, 2024, the Company had approximately $29,169 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Note 10. – Leases

The Company, as lessee, has operating leases relating to its pharmacy operations, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Cost	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Operating lease cost:
Operating lease cost	$86	$85	$171	$170
Short-term rent expense	11	7	19	12
Variable lease cost	(4)	0	(3)	1
Total operating lease cost	$93	$92	$187	$183

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		December 31,	June 30,
		2024	2024
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$389	$516
Current operating lease liabilities	Current operating lease liabilities	320	331
Long-term operating lease liabilities	Long-term operating lease liabilities	$79	$197

Supplemental cash flow and other information related to leases as of and for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
Other information	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows of operating leases	$87	$85	$174	$170
Right-of-use assets obtained in exchange for new operating lease liabilities	0	0	37	18
Weighted-average remaining lease term:
Operating leases	2.34 years	2.06 years	2.34 years	2.06 years
Weighted-average discount rate:
Operating leases	1.14%	0.98%	1.14%	0.98%

Commitments relating to non-cancellable operating leases as of December 31, 2024 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$320
2 years	62
3 years	18
4 years	1
5 years	0
Over 5 years	0
Total minimum future payments	401
Less: Imputed interest	(2)
Total liabilities	399
Less: Current portion	(320)
Long-term liabilities	$79

Note 11. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the pharmacy business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. During the three months ended December 31, 2023, the Company recorded a refund received of $59 as revenue for a sales tax refund. During the six months ended December 31, 2023, the Company recorded a refund received of $380 as revenue for a sales tax refund.

Note 12. – Commitments and Contingencies

The Company has no contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 10) at December 31, 2024.

Note 13. – Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $116 and $102 for legal services to this law firm in the three months ended December 31, 2024 and 2023. The Company expensed an aggregate of $277 and $289 for legal services to this law firm in the six months ended December 31, 2024 and 2023. Included in the Company’s condensed consolidated balance sheets in accounts payable at December 31, 2024 and June 30, 2024 is outstanding legal expenses to this firm $116 and $156, respectively.

Note 14. – Subsequent Events

A subsidiary, SHST Technology, an IT business was sold in January 2025 for cash of $50 and a note receivable of $100. The note receivable is payable in two installments of $50 each in March and June 2025. An impairment loss of $100 was recorded in the three and six months ended December 31, 2024 for the estimated loss on sale of the business. SHST Technology net assets and liabilities (including a $100 impairment reserve) are shown as current assets held for sale and current liabilities held for sale on the December 31, 2024 condensed consolidated balance sheet.

Details of assets and liabilities held for sale of SHST Technology at December 31, 2024 are as follows:

December 31,
2024
Receivables - net	$181
Prepaid expenses and other assets	31
Property, plant and equipment, net	144
Impairment reserve	(100)
Total assets held for sale	$256
Accounts payable	$28
Accrued payroll and related taxes	78
Total liabilities held for sale	$106

On January 6, 2025, the Company and Regional jointly announced that they have entered into a definitive agreement and plan of merger, dated January 3, 2025, pursuant to which the Company to merge with and into Regional. See Note 2. Merger.

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
•
the impact of inflation on our customers, operating costs, ability and feasibility of raising funds, and on our ability to achieve cash flow and profitability, including our inability to cover cost increases because most of our revenue is from government programs whose payments are fixed; and
•
fluctuations in the market value of equity securities including SunLink common shares, including fluctuations based on actual or feared inflation or recession.

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

Business Strategy - Merger, Operations, Dispositions and Acquisitions

On January 6, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into a definitive agreement and plan of merger (the “merger agreement”), dated January 3, 2025 pursuant to which the Company to merge with and into Regional (the “merger”) in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and the Company, regulatory approvals and satisfaction of customary closing conditions. If this merger is concluded after shareholder approved, then Regional will be the surviving entity and the Company will no longer exist.

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations – On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc.

(“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company received net proceeds of $1,832 at closing. The Company reported a loss of $110 in the quarter ended December 31, 2024 related to additional sale expenses. The Company had earlier reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility ('Trace Extended Care") and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

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

Financial Summary

Results of Operations

The Company’s operations for the three and six months ended December 31, 2024 continued to be negatively impacted by the effects of the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	% Change	2024	2023	% Change
Net Revenues	$7,935	$8,510	(6.8)%	$15,858	$17,065	(7.1)%
Costs and expenses	(8,947)	(8,943)	0.0%	(18,064)	(17,948)	0.6%
Operating loss	(1,012)	(433)	133.7%	(2,206)	(883)	149.8%
Interest income (expense) - net	42	29	44.8%	100	51	96.1%
Impairment loss	(100)	0	NA	(100)	0	NA
Gain on sale of assets	0	0	NA	694	2	NA
Loss from continuing operations before income taxes	$(1,070)	$(404)	164.9%	$(1,512)	$(830)	82.2%

Our net revenues are from two businesses, pharmacy and a subsidiary which provides information technology services to outside customers and SunLink subsidiaries. The Company’s revenues by payor were as follows for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Medicare	$3,589	$3,984	$7,308	$7,814
Medicaid	1,672	1,742	3,398	3,392
Retail and Institutional Pharmacy	1,854	1,618	3,650	3,322
Private Insurance	587	987	1,054	2,157
Self-pay	211	163	408	343
Other	22	16	40	37
Total Net Revenues	$7,935	$8,510	$15,858	$17,065

Pharmacy net revenues for the three month period ended December 31, 2024 decreased $623 or 7% from the three month period ended December 31, 2023 and for the six month period ended December 31, 2024 decreased $1,273 or 8% from the six month period ended December 31, 2023 . The revenues for the three months ended December 31, 2023 include $58 of prior period sales tax refunds and for the six months ended December 31, 2024 include $380 of prior period sales tax refunds. The decrease in pharmacy net revenues for the three and six months periods ended December 31, 2024 compared to the same period last fiscal year resulted from lower retail pharmacy scripts filled and lower durable medical equipment ("DME") orders shipped. Institutional pharmacy scripts filled increased 5% in the three months ended December 31, 204 compared to the three months ended December 31, 2023 and increased 7% in the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Costs and expenses, including depreciation and amortization, were $8,947 and $8,943 for the three months ended December 31, 2024 and 2023, respectively. Costs and expenses, including depreciation and amortization, were $18,064 and $17,948 for the six months ended December 31, 2024 and 2023, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cost of goods sold	58.2%	56.0%	57.3%	55.9%
Salaries, wages and benefits	34.2%	31.4%	36.5%	31.0%
Supplies	0.5%	0.5%	0.5%	0.4%
Purchased services	4.1%	3.3%	4.1%	3.3%
Other operating expenses	10.5%	9.2%	10.3%	9.9%
Rent and lease expense	1.2%	1.1%	1.2%	1.1%
Depreciation and amortization expense	4.1%	3.7%	4.0%	3.6%

Almost all categories of costs and expenses increased as a percent of net revenues in the three and six month periods ended December 31, 2024 compared to the prior fiscal year due to the decreased net revenues this year. Cost of goods sold dollars decreased 3% and 5% in total for the three and six months ended December 31, 2024 compared to the prior fiscal year period due to the reduced volume. Salaries, wages and benefits ("SWB") increased in total for the three and six months ended December 31, 2024 compared to the prior period last year due to higher salaries and wages required in connection with current labor markets and operating challenges of labor allocation relating to the pandemic after-effects, including the use of contract labor and higher employee benefit costs. Other operating costs include legal expenses, which has increased this fiscal year for the cost of the potential Regional merger. Depreciation expense also increased this year due to the $1,467 of capital expenditures last fiscal year.

Operating Loss

The Company reported an operating loss of $1,012 for the three months period ended December 31, 2024 compared to an operating loss of $433 for the three months period ended December 31, 2023, and an operating loss of $2,206 for the six months ended December 31, 2024 compared to an operating loss of $883 for the six months ended December 31, 2024. The increased operating loss for the three and six months periods ended December 31, 2024 compared to the three and six months periods ended December 31, 2023 resulted from the decreased in net revenues this fiscal year and increased costs as a percentage of net revenues.

Impairment Loss

The Company sold its IT subsidiary in January 2025 for $150. An impairment loss of $100 was recorded at December 31, 2024 to write down the net assets being sold to the sale price.

Gain on Sale of Assets

On August 2, 2024, the Company sold all its minority equity ownership investment in a subsidiary to the majority owner for cash of $1,064 which resulted in a pre-tax gain on the sale of $665 for the six month period ended December 31, 2024. On September 6, 2024, the Company sold 24.7 acres of undeveloped land for cash of $401 which resulted in a pre-tax gain on the sale of $29 for the six months period ended December 31, 2024.

Income Taxes

No income tax expense was recorded for continuing operations for the three and six months ended December 31 2024. Income tax expense of $3 (all state income taxes) was recorded for continuing operations for the three months ended December 31, 2023 and income tax expense of $5 (all state income taxes) was recorded for continuing operations six months ended December 31, 2023.

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

At December 31, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,517 against the deferred tax asset so that there is no net long-term deferred income tax asset at December 31, 2024. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of December 31, 2024 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at December 31, 2024 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,169.

For federal income tax purposes, at December 31, 2024, the Company had approximately $29,169 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2025 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination in potential federal income tax examination.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income taxes was $1,070 for the three month period ended December 31, 2024 compared to a loss from continuing operations after income taxes of $407 for the three month period ended December 31,2023. The increased loss in the current quarter resulted from lower net revenues and cost from the potential merger with Regional. The loss from continuing operations after income taxes was $1,512 for the six month period ended December 31, 2024 compared to a loss from continuing operations after income taxes of $835 for the six month period ended December 31,2023. The increased loss in the current quarter resulted from lower net revenues.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $273 for the three month period ended December 31, 2024 compared to a loss from discontinued operations after income taxes of $2,668 for the three month period ended December 31, 2023. The loss this year results from transaction costs for the sale of the Trace Real Estate which was closed on October 9, 2024 and a prior year negative cost report settlement for a hospital that the Company closed in a prior year. The loss from discontinued operations after income taxes was $380 for the six month ended December 31, 2024 compared to a loss from discontinued operations after income taxes of $3,584 for the six month period ended December 31, 2023. The loss for the three and six months periods ended December 31, 2023 results from primarily from a $2,032 impairment loss on the net assets of the Trace hospital, which were classified as held for sale as of December 31, 2023 and the loss incurred by the operations of the Trace hospital and nursing home.

Discontinued Operations

All of the businesses discussed below are reported as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Sale of Trace Regional Hospital, medical office building, three patient clinics, and Trace Extended Care operations – On January 22, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. (“Southern”), reached revised agreements (the "Revised Agreements") for the sale of Trace Regional Hospital, a vacant medical office building and three (3) patient clinics in Chickasaw County, MS, (collectively “Trace”) to Progressive Health of Houston, LLC (“Progressive”) pursuant to which (i) Southern sold certain personal and intangible property to Progressive for $500 under to an asset purchase agreement ('Trace Hospital Assets Sale"), (ii) entered into a six-month net lease of the real property of the hospital, medical office building and the clinics real property (the "Trace Real Estate") for $20 per month, (iii) entered into a contract to sell the Trace real estate to Progressive (the "Trace Real Estate Sale") for $2,000 and (iv) engaged Progressive under a management agreement to manage the operations of Trace pending receipt of certain regulatory approvals, which were received February 29, 2024. The Company recorded a loss of $962 on the Trace Hospital Assets Sale during the year ended June 30, 2024, which included sale expenses of $174. The Trace Real Estate Sale was completed on October 9, 2024. The Company received net proceeds of $1,832 at closing. The Company reported a loss of $110 in the quarter ended December 31, 2024 for additional sale expenses. The Company had earlier reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility ('Trace Extended Care") and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 have been retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

Sold Facilities– Subsidiaries of the Company have sold substantially all the assets of five (5) other hospitals (“Sold Facilities”) during the period July 2, 2012 to March 17, 2019. The loss before income taxes of the Sold Facilities results primarily from the effects of retained professional liability insurance and claims expenses, a prior year negative cost report settlement for a closed hospital and settlement of a lawsuit.

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and six months ended December 31, 2024 and 2023, respectively.

Net Loss

Net loss for the three months period ended December 31, 2024 was $1,343 (or a loss of $0.19 per fully diluted share) as compared to a net loss of $3,075 (or a loss of $0.44 per fully diluted share) for the three months period ended December 31, 2023. Net loss for the six months period ended December 31, 2024 was $1,892 (or a loss of $0.27 per fully diluted share) as compared to a net loss of $4,419 (or a loss of $0.63 per fully diluted share) for the six months period ended December 31, 2023.

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, and for general corporate purposes, is unrestricted cash on hand, which was $8,020 at December 31, 2024.From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic , we believe, as discussed further below, that we have adequate liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to noncancelable operating leases from continuing operations at December 31, 2024 were as follows:

Payments due within:	Operating Leases
1 year	$320
2 years	62
3 years	18
4 years	1
5 years	0
Over 5 years	0
$401

As of December 31, 2024, we had no outstanding debt.

On January 6, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into a definitive agreement and plan of merger (the “merger agreement”), dated January 3, 2025, pursuant to which the Company will merge with and into Regional (the “merger”) in exchange for the issuance of an aggregate of 1,410,000 shares of Regional common stock and 1,410,000 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Preferred Stock with a liquidation preference of $10 per share. The merger has been approved unanimously by each company’s board of directors and completion of the transaction is subject to the receipt of the approvals of the shareholders of both Regional and the Company regulatory approvals and satisfaction of customary closing conditions. If this merger is concluded after shareholder approved, then Regional will be the surviving entity and the Company will no longer exist.

The Company currently expects its pharmacy business to purchase approximately $800 of capitalizable DME by the pharmacy operations (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The pharmacy business also has a $50 capital commitment for the upgrade of its drug compounding facility. Other capital expenditures for replacement and upgrade of current facilities and equipment of the pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2024 and 2023. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the fiscal year ended June 30, 2024, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business as well as cash receipts and disbursements relating to possible asset sales. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the six months ended December 31, 2024. Other than with respect to scheduled cash expenditures (based on current operating levels) for operating leases, and the specific items previously disclosed here, as well as continued uncertainties relating to the aftereffects of the COVID-19 pandemic and asset sales, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Note 10, to our condensed consolidated financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2023 and 2024 to date will mitigate or accelerate.

Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $116 and $102 for legal services to this law firm in the three months ended December 31, 2024 and 2023. The Company expensed an aggregate of $277 and $289 for legal services to this law firm in the six months ended December 31, 2024 and 2023. Included in the Company’s condensed consolidated balance sheets in accounts payable at December 31, 2024 and June 30, 2024 is outstanding legal expenses to this firm $116 and $156, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2024

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2024 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2024, there were no material changes to the procedures by which SunLink’s security holders may recommend nominees to SunLink’s board of directors,

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2024, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2024 (unaudited) and June 30, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and six months ended December 31, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2024 and 2023 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: February 12, 2025