Form 10-Q
period 2025-03-31
SUNLINK HEALTH SYSTEMS INC
filed 2025-05-13
CIK 96793

1.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of Common Shares, without par value, outstanding as of May 12, 2025 was 7,040,603.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,
	2025	June 30,
	(unaudited)	2024
ASSETS
Current Assets:
Cash and cash equivalents	$7,466	$7,170
Receivables - net	2,940	3,371
Inventory	1,462	1,553
Current assets held for sale	0	1,959
Prepaid expense and other assets	1,837	1,611
Total current assets	13,705	15,664
Property, plant and equipment, at cost	11,047	12,683
Less accumulated depreciation	(9,151)	(9,874)
Property, plant and equipment - net	1,896	2,809
Noncurrent Assets:
Intangible asset	1,180	1,180
Right of use assets	660	516
Other noncurrent assets	33	443
Total noncurrent assets	1,873	2,139
TOTAL ASSETS	$17,474	$20,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,473	$1,905
Accrued payroll and related taxes	731	955
Current liabilities held for sale	0	0
Current operating lease liabilities	280	331
Other accrued expenses	1,017	1,022
Total current liabilities	3,501	4,213
Long-Term Liabilities
Noncurrent liability for professional liability risks	70	49
Long-term operating lease liabilities	388	197
Other noncurrent liabilities	105	180
Total long-term liabilities	563	426
Commitments and Contingencies
Shareholders’ Equity
Preferred Shares, authorized and unissued, 2,000 shares	0	0
Common Shares, without par value:
Issued and outstanding, 7,041 shares at March 31, 2025 and 7,041 at June 30, 2024	3,521	3,521
Additional paid-in capital	10,747	10,747
Retained earnings (deficit)	(1,085)	1,478
Accumulated other comprehensive income	227	227
Total Shareholders’ Equity	13,410	15,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,474	$20,612

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenues	$7,323	$7,462	$23,181	$24,527
Costs and Expenses:
Cost of goods sold	4,234	4,339	13,327	13,871
Salaries, wages and benefits	2,275	2,652	8,066	7,937
Supplies	30	36	104	109
Purchased services	339	265	984	832
Other operating expenses	717	589	2,354	2,279
Rent and lease expense	92	92	279	275
Depreciation and amortization	319	342	956	960
Operating Loss	(683)	(853)	(2,889)	(1,736)
Other Income (Expense):
Gains (losses) on sale of assets	(14)	0	680	2
Impairment loss	0	0	(100)	0
Interest income, net	67	19	167	70
Loss from Continuing Operations before income taxes	(630)	(834)	(2,142)	(1,664)
Income Tax Benefit	0	(10)	0	(5)
Loss from Continuing Operations	(630)	(824)	(2,142)	(1,659)
Loss from Discontinued Operations, net of tax	(41)	(572)	(421)	(4,156)
Net Loss	(671)	(1,396)	(2,563)	(5,815)
Other comprehensive income	0	0	0	0
Comprehensive Loss	$(671)	$(1,396)	$(2,563)	$(5,815)
Loss Per Share:
Continuing Operations:
Basic	$(0.09)	$(0.12)	$(0.30)	$(0.24)
Diluted	$(0.09)	$(0.12)	$(0.30)	$(0.24)
Discontinued Operations:
Basic	$(0.01)	$(0.08)	$(0.06)	$(0.59)
Diluted	$(0.01)	$(0.08)	$(0.06)	$(0.59)
Net Loss:
Basic	$(0.10)	$(0.20)	$(0.36)	$(0.83)
Diluted	$(0.10)	$(0.20)	$(0.36)	$(0.83)
Weighted-Average Common Shares Outstanding:
Basic	7,041	7,041	7,041	7,038
Diluted	7,041	7,041	7,041	7,038

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
JUNE 30, 2024	7,041	$3,521	$10,747	$1,478	$227	$15,973
Net loss	0	0	0	(549)	0	(549)
SEPTEMBER 30, 2024	7,041	$3,521	$10,747	$929	$227	$15,424
Net loss	0	0	0	(1,343)	0	(1,343)
DECEMBER 31, 2024	7,041	3,521	10,747	(414)	227	14,081
Net loss	0	0	0	(671)	0	(671)
MARCH 31, 2025	7,041	$3,521	$10,747	$(1,085)	$227	$13,410

JUNE 30, 2023	7,032	$3,516	$10,746	$3,005	$150	$17,417
Share options exercised	9	5	1	0	0	6
Net loss	0	0	0	(1,344)	0	(1,344)
SEPTEMBER 30, 2023	$7,041	$3,521	$10,747	$1,661	$150	$16,079
Net loss	0	0	0	(3,075)	0	(3,075)
DECEMBER 31, 2023	7,041	3,521	10,747	(1,414)	150	13,004
Net loss	0	0	0	(1,396)	0	(1,396)
MARCH 31, 2024	7,041	$3,521	$10,747	$(2,810)	$150	$11,608

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	March 31,
	2025	2024
Net Cash Used in Operating Activities	$(2,543)	$(2,592)
Cash Flows Provided by (Used in) Investing Activities:
Expenditures for property, plant and equipment - continuing operations	(558)	(1,089)
Expenditures for property, plant and equipment - discontinued operations	0	(91)
Proceeds from the sale of Trace - discontinued operations	0	500
Proceeds from sale of property, plant and equipment - continuing operations	501	5
Proceeds from sale of property, plant and equipment - discontinued operations	1,832	0
Proceeds from sale of investment in minority owned equity investment	1,064	0
Net Cash Provided by (Used in) Investing Activities	2,839	(675)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from share options exercises	0	6
Payments on long-term debt - discontinued operations	0	(14)
Net Cash Used in Financing Activities	0	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	296	(3,275)
Cash and Cash Equivalents Beginning of Period	7,170	4,486
Cash and Cash Equivalents End of Period	$7,466	$1,211
Supplemental Disclosure of Cash Flow Information:
Cash Paid (Received) for:
Interest	$(167)	$(70)
Income taxes	$0	$105
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$391	$18

See notes to condensed consolidated financial statements.

SUNLINK HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2025

(all dollar amounts in thousands except per share amounts)

(Unaudited)

Note 1. –Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2025 and for the three and nine month periods ended March 31, 2025 and 2024 have been prepared in accordance with Rule 8-03 and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, as such, do not include all information required by accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated June 30, 2024 Balance Sheet included in this interim filing has been derived from the audited consolidated financial statements at that date but does not include all the information and related notes required by GAAP for complete consolidated financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the SunLink Health Systems, Inc. (“SunLink”, “we”, “our”, “ours”, “us” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 30, 2024. In the opinion of management, the Condensed Consolidated Financial Statements, which are unaudited, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the three and nine month periods ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 2. – Merger

On April 15, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into an amended and restated agreement and plan of merger (the “merger agreement”), pursuant to which SunLink is to merge with and into Regional (the “merger”) in exchange for the issuance of an aggregate of approximately 1,595,401 shares of Regional common stock and 1,408,121 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares (the “Regional Series D Preferred Stock”) with an initial liquidation preference of $12.50 per share. The merger agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions.

The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the merger agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by SunLink with the SEC on April 18, 2025. The merger agreement amends and restates in its entirety the previously announced agreement and plan of merger, between Regional and SunLink, dated as of January 3, 2025, which was described in the Current Report on Form 8-K filed by SunLink with the SEC on January 10, 2025.

Note 3. – Business Operations

The Company’s continuing operations are currently composed of a pharmacy business.

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

A subsidiary, SunLink Health Systems Technology (“SHST Technology”), an information technology (“IT”) business, was sold in January 2025.

COVID-19 Pandemic

The Company’s operations for the nine months ended March 31, 2025 continued to be negatively affected by the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, and among other factors, difficulty hiring qualified employees, rising labor and supply costs, and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost effective basis.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold during fiscal year 1998. Effective February 28, 1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and nine months ended March 31, 2025 and 2024, respectively.

The components of pension expense for the three and nine months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest cost	$9	$10	$27	$32
Expected return on assets	(11)	(9)	(36)	(27)
Amortization of prior service cost	0	0	0	0
Net pension (income) expense	$(2)	$1	$(9)	$5

Per the Actuarial Valuation Report for the plan year beginning July 1, 2024, no minimum contribution amount is required for the pension plan year ended June 30, 2025. As such SunLink did not make any contributions to the plan during the nine months ended March 31, 2025 and does not anticipate contributing any funds during the last three months of the fiscal year ending June 30, 2025.

Statements of operations from discontinued operations for the three and nine months ended March 31, 2025 and 2024.

The results below primarily reflect the reporting of Trace as discontinued operations as a result of the Company's Revised agreement to sell Trace and its sale of Trace Extended Care, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net Revenues	$0	$1,886	$(46)	$7,329
Costs and Expenses:
Salaries, wages and benefits	5	917	120	4,659
Supplies	0	146	0	702
Purchased services	16	280	85	1,587
Other operating expense	20	452	16	1,509
Rent and lease expense	0	8	0	75
Depreciation and amortization	0	42	0	308
Operating Profit (Loss)	(41)	41	(267)	(1,511)
Other Income (Expense):
Impairment loss of Trace Hospital Real Estate and related sale expenses	0	0	(44)	(2,032)
Loss on sale of Trace Hospital Real Estate and related sale expenses	0	(613)	(110)	(613)
Loss from Discontinued Operations before income taxes	(41)	(572)	(421)	(4,156)
Income Tax Expense	0	0	0	0
Loss from Discontinued Operations, net of tax	$(41)	$(572)	$(421)	$(4,156)

Details of assets and liabilities held for sale of discontinued operations at June 30, 2024, are as follows:

June 30,
2024
Property, plant and equipment, net	$3,654
Impairment reserve	(1,695)
Total assets held for sale	$1,959

Note 5. – Shareholders’ Equity

Stock-Based Compensation – For the three and nine months ended March 31, 2025 and 2024, the Company recognized no stock-based compensation for options issued to employees and directors of the Company. There were no shares issued as a result of options exercised during the three and nine months ended March 31, 2025. There were 9,000 shares issued as a result of options exercised during the nine months ended March 31, 2024.

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

Revenues by payor were as follows for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Medicare	$3,243	$3,207	$10,551	$11,021
Medicaid	1,542	1,506	4,940	4,898
Retail and Institutional Pharmacy	1,958	1,517	5,608	4,839
Private Insurance	561	1,022	1,615	3,179
Self-pay	0	189	408	532
Other	19	21	59	58
Total Net Revenues	$7,323	$7,462	$23,181	$24,527

The revenues for the three months ended March 31, 2024 includes $57 of prior period sales tax refunds The revenues for the nine months ended March 31, 2024 includes $437 of prior period sales tax refunds.

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

The roll forward of the allowance for credit losses for the three and nine months ended March 31, 2025 and 2024, was as follows:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2025	2024
June 30, balance	$240	$532
Concession allowance expense	61	79
Write-offs	(45)	(203)
September 30, balance	256	408
Concession allowance expense	86	67
Write-offs	(110)	(104)
December 31, balance	232	371
Concession allowance expense	82	272
Write-offs	(75)	(363)
March 31, balance	$239	$280

Note 7. – Intangible Assets

As of March 31, 2025 and June 30, 2024, intangible assets reflected on the balance sheets consist solely of an indefinite-lived trade name of $1,180 relating to its acquisition of Carmichael's Cashway Pharmacy, Inc. ("Carmichael").

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

A subsidiary, SHST Technology, an IT business was sold in January 2025 for cash of $50 and a note receivable of $100. The note receivable is payable in two installments of $50 each in March and June 2025. An impairment loss of $100 was recorded in the nine months ended March 31, 2025 and an additional loss $14 for loss on sale of the business was recorded in the three months ended March 31, 2025.

Note 9. – Income Taxes

No income tax expense was recorded for continuing operations for the three and nine months ended March 31, 2025. Income tax benefit of $10 (all state income taxes) was recorded for continuing operations for the three months ended March 31, 2024 and income tax benefit of $5 (all state income taxes) was recorded for continuing operations for the nine months ended March 31, 2024.

In accordance with ASC 740, we evaluate our deferred taxes quarterly to determine if adjustments to our valuation allowance are required based on the consideration of available positive and negative evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, our historical operating results, our expectation of future results of operations, the duration of applicable statuary carryforward periods and conditions of the healthcare industry. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. The value of our deferred tax assets will depend on applicable income tax rates.

At March 31, 2025, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,648 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2025. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of March 31, 2025 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led the Company to determine at March 31, 2025 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,217.

For federal income tax purposes, at March 31, 2025, the Company had approximately $29,217 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2036 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination by potential federal income tax examination.

Note 10. – Leases

The Company, as lessee, has operating leases relating to its pharmacy operations, certain medical equipment, and office equipment. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs, all of which are variable amounts based on actual costs. Variable lease costs also include escalating rent payments that are not fixed at commencement but are based on an index determined in future periods over the lease term based on changes in the Consumer Price Index or other measure of cost inflation. Some leases include one or more options to renew the lease at the end of the initial term, with renewal terms that generally extend the lease at the then market rental rates. Leases may also include an option to buy the underlying asset at or a short time prior to the termination of the lease. All such options are at the Company’s discretion and are evaluated at the commencement of the lease, with only those that are reasonably certain of exercise included in determining the appropriate lease term. The components of lease cost and rent expense for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Lease Cost	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Operating lease cost:
Operating lease cost	$85	$85	$256	$255
Short-term rent expense	2	7	21	19
Variable lease cost	5	0	2	1
Total operating lease cost	$92	$92	$279	$275

Supplemental balance sheet information relating to leases was as follows:

		As of	As of
		March 31,	June 30,
		2025	2024
Operating Leases:	Balance Sheet Classifications
Operating lease ROU Assets	ROU Assets	$660	$516
Current operating lease liabilities	Current operating lease liabilities	280	331
Long-term operating lease liabilities	Long-term operating lease liabilities	$388	$197

Supplemental cash flow and other information related to leases as of and for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
Other information	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows of operating leases	$86	$85	$260	$255
Right-of-use assets obtained in exchange for new operating lease liabilities	354	0	391	18
Weighted-average remaining lease term:
Operating leases	4.07	1.82 years	4.07	1.82 years
Weighted-average discount rate:
Operating leases	1.14%	0.98%	1.14%	0.98%

Commitments relating to non-cancellable operating leases as of March 31, 2025 for each of the next five years and thereafter are as follows:

Payments due within	Operating Leases
1 year	$232
2 years	124
3 years	92
4 years	75
5 years	73
Over 5 years	73
Total minimum future payments	669
Less: Imputed interest	(1)
Total liabilities	668
Less: Current portion	(280)
Long-term liabilities	$388

Note 11. – Sales Tax Payable

During the fiscal year ended June 30, 2019, the pharmacy business amended its sales tax position with four different taxing authorities to avail its business of exemptions from state and local sales taxes in Louisiana on revenues from the sales of products and services to beneficiaries of government insurance programs to the extent reimbursed by the administrators of such programs. No such sales taxes for any period subsequent to June 30, 2019 have been paid on the related reimbursement received from the government insurance payers’ programs with respect to sales of such products and services. The Company has filed amended sales tax returns for periods still open under the applicable statutes of limitations claiming refunds of such sales taxes paid. During the three months ended March 31, 2024, the Company recorded a refund received of $57 as revenue for a sales tax refund. During the nine months ended March 31, 2024, the Company recorded a refund received of $437 as revenue for a sales tax refund.

Note 12. – Commitments and Contingencies

The Company has no contractual obligations, commitments and contingencies related to outstanding debt and interest (excluding operating leases, see Note 10) at March 31, 2025

Note 13. – Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $170 and $96 for legal services to this law firm in the three months ended March 31, 2025 and 2024. The Company expensed an aggregate of $447 and $220 for legal services to this law firm in the nine months ended March 31, 2025 and 2024. Included in the Company’s condensed consolidated balance sheets in accounts payable at March 31, 2025 and June 30, 2024 is outstanding legal expenses to this firm $204 and $156, respectively.

Note 14. – Subsequent Events

On April 15, 2025, the Company and Regional jointly announced that they have entered into an amended and restated agreement and plan of merger, dated April 14, 2025, pursuant to which the Company to merge with and into Regional. See Note 2. Merger.

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
•
demographic characteristics and changes in areas where we operate;
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
•
the lack of availability of future governmental support that may be required to offset the effects of future pandemics or an inability to meet the requirements relating to such support;

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

Strategic Initiatives - Merger, Dispositions, Acquisition and Renovation Related Matters

•
the inability to timely complete a strategic transaction such as the announced Regional merger;
•
risks relating to the announced Regional merger, including:
o
the risk that the businesses of Regional and SunLink will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
o
expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame;
o
revenues following the merger may be lower than expected;
o
customer, vendor and employee relationships and business operations may be disrupted by the merger;
o
the ability to obtain required regulatory approvals or the approvals of SunLink’s or Regional’s shareholders, and the ability to complete the merger on the expected timeframe;
o
the costs and effects of litigation and the possible unexpected or adverse outcomes of such litigation;
o
the ability of Regional and SunLink to meet the continued listing requirements or rules of the NYSE American LLC or the OTCQB, as applicable, and to maintain the listing or trading, as applicable, of securities thereon;
o
possible changes in economic and business conditions;
o
the impacts of epidemics, pandemics or other infectious disease outbreaks;
o
the existence or exacerbation of general geopolitical instability and uncertainty;
o
possible changes in monetary and fiscal policies, and laws and regulations;
o
competitive factors in the healthcare industry;
o
Regional’s dependence on the operating success of its operators;
o
the amount of, and Regional’s ability to service, its indebtedness;
o
covenants in Regional’s debt agreements that may restrict its ability to make investments, incur additional indebtedness and refinance indebtedness on favorable terms;
o
the effect of increasing healthcare regulation and enforcement on Regional’s operators and the dependence of Regional’s operators on reimbursement from governmental and other third-party payors;
o
the relatively illiquid nature of real estate investments;
o
the impact of litigation and rising insurance costs on the business of Regional’s operators;
o
the effect of Regional’s operators declaring bankruptcy, becoming insolvent or failing to pay rent as due;
o
the ability of any of Regional’s operators in bankruptcy to reject unexpired lease obligations and to impede its ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor’s obligations; and

o
Regional’s ability to find replacement operators and the impact of unforeseen costs in acquiring new properties;
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

Business Strategy - Merger, Operations, Dispositions and Acquisitions

On April 15, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into an amended and restated agreement and plan of merger (the “merger agreement”), pursuant to which SunLink is to merge with and into Regional (the “merger”) in exchange for the issuance to the Company's shareholders of an aggregate of approximately 1,595,401 shares of Regional common stock and 1,408,121 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares (the “Regional Series D Preferred Stock”) with an initial liquidation preference of $12.50 per share. The merger agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions.

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

The Company reported a loss of $110 in the quarter ended December 31, 2024 related to additional sale expenses. The Company had earlier reported an additional asset impairment reserve of $44 in the quarter ended September 30, 2024 for transaction expenses incurred at the sale date. SunLink earlier reported an impairment loss of $1,974 at December 31, 2023 to reduce the net value of the Trace hospital assets to the estimated sale proceeds under the revised agreement. On June 3, 2024, the Company's indirect subsidiary, Southern Health Corporation of Houston, Inc. and an affiliate completed the sale of its Trace Extended Care & Rehab senior care facility ('Trace Extended Care") and related real estate in Houston, Mississippi for approximately $7,100 (the "Trace Extended Care Facility Sale"). The net proceeds of approximately $6,522 were retained for working capital and general corporate purposes. The Company recorded a gain of $5,584 during the fiscal year ended June 30, 2024 on the Trace Extended Care Facility Sale, which included sale expenses of $578.

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

Financial Summary

Results of Operations

The Company’s operations for the three and nine months ended March 31, 2025 continued to be negatively affected by the aftermath of the COVID-19 pandemic, although mitigated somewhat from prior quarters, including among other factors, difficulty hiring qualified employees, rising labor and supply costs and supply chain challenges resulting in inability to obtain pharmacy and DME products on a timely, cost-effective basis.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change
Net Revenues	$7,323	$7,462	(1.9)%	$23,181	$24,527	(5.5)%
Costs and expenses	(8,006)	(8,315)	(3.7)%	(26,070)	(26,263)	(0.7)%
Operating loss	(683)	(853)	(19.9)%	(2,889)	(1,736)	66.4%
Interest income - net	67	19	252.6%	167	70	138.6%
Impairment loss	0	0	NA	(100)	0	NA
Gains (losses) on sale of assets	(14)	0	NA	680	2	NA
Loss from continuing operations before income taxes	$(630)	$(834)	(24.5)%	$(2,142)	$(1,664)	28.7%

Our net revenues are from two businesses, pharmacy and a subsidiary, which was sold effective December 31, 2024, which provided information technology services to outside customers and SunLink subsidiaries ("IT subsidiary"). The Company’s revenues by payor were as follows for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Medicare	$3,243	$3,207	$10,551	$11,021
Medicaid	1,542	1,506	4,940	4,898
Retail and Institutional Pharmacy	1,958	1,517	5,608	4,839
Private Insurance	561	1,022	1,615	3,179
Self-pay	-	189	408	532
Other	19	21	59	58
Total Net Revenues	$7,323	$7,462	$23,181	$24,527

Pharmacy net revenues for the three month period ended March 31, 2025 increased $51 or 1% from the three month period ended March 31, 2024 and for the nine month period ended March 31, 2025 decreased $1,221 or 5% from the nine month period ended March 31, 2024 . The net revenues for the three months ended March 31, 2024 include $57 of prior period sales tax refunds and for the nine months ended March 31, 2024 include $437 of prior period sales tax refunds. The increase in pharmacy net revenues for the three months ended March 31, 2025 compared to the same period last fiscal year resulted from increased retail and institutional pharmacy scripts filled. The decrease in pharmacy net revenues for the nine months periods ended March 31, 2025 compared to the same period last fiscal year resulted from lower retail pharmacy scripts filled and lower durable medical equipment ("DME") orders shipped. Institutional pharmacy scripts filled increased 6% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Costs and expenses, including depreciation and amortization, were $8,006 and $8,315 for the three months ended March 31, 2025 and 2024, respectively. Costs and expenses, including depreciation and amortization, were $26,070 and $26,263 for the nine months ended March 31, 2025 and 2024, respectively.

	Cost and Expenses as a % of Net Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cost of goods sold	57.8%	58.2%	57.5%	56.6%
Salaries, wages and benefits	31.1%	35.6%	34.8%	32.4%
Supplies	0.4%	0.5%	0.5%	0.4%
Purchased services	4.6%	3.6%	4.2%	3.4%
Other operating expenses	9.8%	7.9%	10.2%	9.3%
Rent and lease expense	1.3%	1.2%	1.2%	1.1%
Depreciation and amortization expense	4.4%	4.6%	4.1%	3.9%

Primarily as a result of the January 2025 sale of IT subsidiary, salaries, wages and benefits decreased 14% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Cost of goods sold decreased $105 and $544 in total for the three and nine months ended March 31, 2025, compared to the prior fiscal year comparable periods due to fewer DME orders shipped. Other operating costs include legal expenses, which has increased this fiscal year for the cost of the potential Regional merger.

Operating Loss

The Company reported an operating loss of $683 for the three months period ended March 31, 2025 compared to an operating loss of $853 for the three months period ended March 31, 2024, and an operating loss of $2,889 for the nine months ended March 31, 2025 compared to an operating loss of $1,736 for the nine months ended March 31, 2024. The decreased operating loss for the three months period ended March 31, 2025 compared to the three months period ended March 31 2024 resulted from the decreased costs as a result of the sale of the IT subsidiary.

Impairment Loss

The Company sold its IT subsidiary in January 2025 for $150. An impairment loss of $100 was recorded in the quarter ended December 31, 2024 to write down the net assets being sold to the sale price.

Gain on Sale of Assets

On August 2, 2024, the Company sold all its minority equity ownership investment in a subsidiary to the majority owner for cash of $1,064 which resulted in a pre-tax gain on the sale of $665 for the six month period ended December 31, 2024. On September 6, 2024, the Company sold 24.7 acres of undeveloped land for cash of $401 which resulted in a pre-tax gain on the sale of $29 for the six months period ended December 31, 2024. In January 2025, the sale of the Company's IT subsidiary was completed and a loss of $14 on the sale was recorded in the quarter ended March 31, 2025.

Income Taxes

No income tax expense was recorded for continuing operations for the three and nine months ended March 31, 2025. Income tax benefit of $10 (all state income taxes) was recorded for continuing operations for the three months ended March 31, 2024 and income tax benefit of $5 (all state income taxes) was recorded for continuing operations for the nine months ended March 31, 2024.

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

At March 31, 2025, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that none of our deferred tax assets would be realized. As a result, in accordance with ASC 740, we recognized a valuation allowance of $8,648 against the deferred tax asset so that there is no net long-term deferred income tax asset at March 31, 2025. We conducted our evaluation by considering available positive and negative evidence to determine our ability to realize our deferred tax assets. In our evaluation, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. A long-term deferred tax liability of $69 is recorded within other noncurrent liabilities in the accompanying condensed consolidated balance sheet of March 31, 2025 to reflect the deferred tax liability for the non-amortizing trade name intangible asset.

The principal negative evidence that led us to determine at March 31, 2025 that all the deferred tax assets should have full valuation allowances was historical tax losses and the projected current fiscal year tax loss. For purposes of evaluating our valuations allowances, the Company’s history of losses represent significant historical negative evidence and we have recognized none of our federal income tax net operating loss carry-forward of approximately $29,217.

For federal income tax purposes, at March 31, 2025, the Company had approximately $29,217 of estimated net operating loss carry-forwards available for use in future years subject to the possible limitations of the provisions of Internal Revenue Code Section 382. These net operating loss carryforwards expire primarily in fiscal year 2036 through fiscal year 2038; however, with the enactment of the Tax Cut and Jobs Act on December 22, 2017, federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 now have no expiration date. The Company’s returns for the periods prior to the fiscal year ended June 30, 2020 are no longer subject to potential federal and state income tax examination. Net operating loss carry-forwards generated in tax years prior to June 30, 2020 are still subject to redetermination by potential federal income tax examination.

Loss from Continuing Operations after Income Taxes

The loss from continuing operations after income taxes was $630 for the three month period ended March 31, 2025 compared to a loss from continuing operations after income taxes of $824 for the three month period ended March 31,2024. The decreased loss in the current quarter compared to the same quarter last year resulted from higher interest income earned and the decreased operating loss. The loss from continuing operations after income taxes was $2,142 for the nine month period ended March 31, 2025 compared to a loss from continuing operations after income taxes of $1,659 for the nine month period ended March 31,2024. The increased loss in the current nine months resulted from lower net revenues.

Loss from Discontinued Operations after Income Taxes

The loss from discontinued operations after income taxes was $41 for the three month period ended March 31, 2025 compared to a loss from discontinued operations after income taxes of $572 for the three month period ended March 31, 2024. The loss from discontinued operations after income taxes was $421 for the nine month period ended March 31, 2025 compared to a loss from discontinued operations after income taxes of $4,156 for the nine month period ended March 31, 2024. The loss this year results from transaction costs for the sale of the Trace Real Estate which was closed on October 9, 2024 and a prior year negative cost report settlement for a hospital that the Company closed in a prior year. The loss for the three and nine months periods ended March 31, 2024 results from primarily from a $2,032 impairment loss on the net assets of the Trace hospital in the quarter ended December 31, 2023. The hospital operations were sold in January 2024, however the hospital building and related real estate and the nursing home operations and building were classified as held for sale as of March 31. 2024 and the loss incurred by the operations of the Trace hospital and nursing home.

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

Life Sciences and Engineering Segment —SunLink retained a defined benefit retirement plan which covered substantially all the employees of this segment when the segment was sold in fiscal year 1998. Effective February 28,

1997, the plan was amended to freeze participant benefits and close the plan to new participants. Pension expense and related tax benefit or expense is reflected in the results of discontinued operations for this segment for the three and nine months ended March 31, 2025 and 2024, respectively.

Net Loss

Net loss for the three months period ended March 31, 2025 was $671 (or a loss of $0.10 per fully diluted share) as compared to a net loss of $1,396 (or a loss of $0.20 per fully diluted share) for the three months period ended March 31, 2024. Net loss for the nine months period ended March 31, 2025 was $2,563 (or a loss of $0.36 per fully diluted share) as compared to a net loss of $5,815 (or a loss of $0.83 per fully diluted share) for the nine months period ended March 31, 2024.

Liquidity and Capital Resources

Overview

The Company and its subsidiaries' primary source of liquidity for working capital and operational needs, and for general corporate purposes, is unrestricted cash on hand, which was $7,466 at March 31, 2025. From time-to-time, we may, nevertheless, seek to obtain financing for the liquidity needs of the Company or individual subsidiaries

Subject to the effects, risks and uncertainties associated with the aftermath of the COVID-19 pandemic , we believe, as discussed further below, that we have adequate liquidity to support our current level of operations through the next twelve months.

Contractual Obligations, Commitments and Contingencies

Contractual obligations, commitments and contingencies related to noncancelable operating leases from continuing operations at March 31, 2025 were as follows:

Payments due within:	Operating Leases
1 year	$232
2 years	124
3 years	92
4 years	75
5 years	73
Over 5 years	73
$669

As of March 31, 2025. we had no outstanding debt.

On April 15, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into an amended and restated agreement and plan of merger (the “merger agreement”), pursuant to which SunLink is to merge with and into Regional (the “merger”) in exchange for the issuance to SunLink's shareholders of an aggregate of approximately 1,595,401 shares of Regional common stock and 1,408,121 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares (the “Regional Series D Preferred Stock”) with an initial liquidation preference of $12.50 per share. The merger agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions.

The Company currently expects its pharmacy business to purchase approximately $800 of capitalizable DME by the pharmacy operations (to be rented to customers) during the next twelve months. The timing and actual amount which will be expended is difficult to predict due to various factors including varying demand for such equipment as well as its availability given current supply sourcing challenges. The pharmacy business also has a $50 capital commitment for the upgrade of its drug compounding facility. Other capital expenditures for replacement and upgrade of current facilities and equipment of the pharmacy business may be needed during the next twelve months although there is no estimate of those expenditures other than being expected to be at a lower level than fiscal years 2024 and

2023. The Company anticipates funding such expenditures primarily from cash on hand. Other cash expenditures for the next twelve months currently are expected to be in-line with expenditures for the fiscal year ended June 30, 2024, subject to further operating and administrative cost increases, and other settlements of cost reports and other liabilities in the ordinary course of business as well as cash receipts and disbursements relating to possible asset sales. Other than reported above, there have been no material changes outside the ordinary course of business relating to our upcoming cash obligations which have occurred during the nine months ended March 31, 2025. Other than with respect to scheduled cash expenditures (based on current operating levels) for operating leases, and the specific items previously disclosed here, as well as continued uncertainties relating to the aftereffects of the COVID-19 pandemic and asset sales, the Company is currently unaware of other trends or unusual uncertainties that are likely to cause a material change in its cash expenditures in periods beyond the next twelve months. See Note 10, to our condensed consolidated financial statements. The Company is also unaware of events that are reasonably likely to cause a material change in the relationship between its costs and revenues (such as known or reasonably likely future increases in costs of labor or materials, price increases or inventory adjustments, beyond those discussed herein); however, we are unable to predict with any degree of accuracy when, or the extent to which, recent inflationary price trends, labor disruptions and supply chain challenges experienced in 2023 and 2024 to date will mitigate or accelerate such events.

Related Party Transactions

A former director of the Company, who resigned in July 2024, is senior counsel in a law firm which provides services to SunLink. The Company expensed an aggregate of $170 and $96 for legal services to this law firm in the three months ended March 31, 2025 and 2024. The Company expensed an aggregate of $447 and $220 for legal services to this law firm in the nine months ended March 31, 2025 and 2024. Included in the Company’s condensed consolidated balance sheets in accounts payable at March 31, 2025 and June 30, 2024 is outstanding legal expenses to this law firm $204 and $156, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the changes in our disclosure controls and procedures during the quarter. Under the direction of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2025

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2025 in our internal control over financial reporting that materially affected, or is believed likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in “Risks Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 (the “Annual Report”). We believe there have been no material changes from the risk factors previously disclosed in the Annual Report except as set forth below under “Risks Related to the Merger” and “Risks Related to Regional and the Combined Company after Completion of the Merger.”

In addition to the matters set forth herein, the reader should carefully consider, in addition to the other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “SunLink,” “Company”, “we," "our,” or “us” in this Item 1A, we mean SunLink Health Systems, Inc. and its subsidiaries, unless the context suggests otherwise.

On April 15, 2025, the Company and Regional Health Properties, Inc. (“Regional”) jointly announced that they have entered into an amended and restated agreement and plan of merger (the “merger agreement”), pursuant to which SunLink is to merge with and into Regional (the “merger”) in exchange for the issuance to SunLink’s shareholders of an aggregate of approximately 1,595,401 shares of Regional common stock and 1,408,121 shares of Regional’s newly-authorized Series D 8% Cumulative Convertible Redeemable Participating Preferred Shares (the “Regional Series D Preferred Stock”) with an initial liquidation preference of $12.50 per share. The merger agreement has been approved by each company’s board of directors and completion of the transaction remains subject to the receipt of the approvals of the shareholders of both Regional and SunLink, regulatory approvals and satisfaction of customary closing conditions. The merger agreement is further described in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2025.

There are a number of risks and uncertainties relating to the merger. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in Part I – Item 1A of the Annual Report to add the risk factors below. For more information regarding the merger, SunLink’s shareholders are encouraged to read the preliminary joint proxy statement / prospectus filed on Form S-4 by Regional on May 5, 2025 (the “Preliminary Joint Proxy Statement / Prospectus”). Neither the Form S-4, nor the Preliminary Joint Proxy Statement / Prospectus contained therein, is incorporated by reference into, or constitutes a part of, this Quarterly Report on Form 10-Q.

Risks Related to the Merger

The value of the Regional common stock in the merger consideration is subject to changes based on fluctuations in the value of Regional common stock. The value of the merger consideration is highly dependent on the value of the Regional Series D Preferred Stock.

The market value of Regional common stock will fluctuate during the period before the date of the special meeting of SunLink shareholders to be held in connection with the proposed merger (the “SunLink special meeting”) and during the period before the time SunLink shareholders receive merger consideration in the form of Regional common stock and Regional Series D Preferred Stock, as well as thereafter. In addition, the value of the merger consideration is highly dependent on the value of the Regional Series D Preferred Stock. Accordingly, at the time of the SunLink special meeting, SunLink shareholders will not be able to determine the market value of the per share merger consideration they would receive upon the effective time of the merger. Neither Regional nor SunLink is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Regional common stock or SunLink common stock.

It is impossible to accurately predict the market price of Regional common stock at the effective time of the merger and, therefore, impossible to accurately predict the value of the Regional common stock that SunLink shareholders will receive in the merger. Because the Regional Series D Preferred Stock is a newly issued security which is not yet listed or traded, there is no current market value for such stock. This risk is heightened by the fact that the parties anticipate that the closing will occur in the summer of 2025, unless terminated in accordance with the merger agreement or otherwise agreed. The market price for Regional common stock may fluctuate both prior to the effective time of the merger and thereafter for a variety of reasons, including, among others, the results of operations of Regional and the developments in its business, market assessments of the likelihood that the merger will be completed, and the expected timing of the merger. Many of these factors are beyond Regional’s and SunLink’s control.

The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger could have a material adverse effect on us.

The completion of the merger is subject to a number of conditions, including, among other things, (i) the receipt of the required approvals from the shareholders of SunLink; (ii) the receipt of the required approvals from the shareholders of Regional; (iii) no governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any order or law which is in effect and which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger or imposing, individually or in the aggregate, a burdensome condition; (iv) the registration statement on Form S-4 filed by Regional of which the Preliminary Joint Proxy Statement/Prospectus forms a part shall have been declared effective by the SEC under the Securities Act of 1933, as amended, and shall not be the subject of any stop order or pending or threatened (in writing) action seeking a stop order; (v) the shares of Regional common stock and Regional Series D Preferred Stock issuable pursuant to the merger shall have either (a) been authorized for trading on the over the counter (“OTC”) markets upon official notice of issuance or (b) have been authorized for listing on the NYSE American LLC (the “NYSE American”) upon official notice of issuance; (vi) the accuracy of each party’s representations and warranties in the merger agreement, subject to certain materiality qualifications; and (vii) each party’s performance, in all material respects, with its covenants required to be performed by it under the merger agreement prior to the closing of the merger.

The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent completion from occurring at all. Any delay in completing the merger could cause Regional not to realize some or all of the benefits, or realize them on a different timeline than expected, that Regional expects to achieve if the merger is successfully completed within the expected timeframe. There can be no assurance that the conditions in the merger agreement will be satisfied or (to the extent permitted) waived or that the merger will be completed. In addition, subject to limited exceptions, either Regional or SunLink may terminate the merger agreement if the merger has not been consummated by 5:00 p.m., Eastern time, on June 30, 2025.

If the merger is not completed, we may be materially adversely affected, without realizing any of the benefits of having completed the merger, and we will be subject to a number of risks, including the following:

•
the market price of the SunLink common stock could decline;
•
we could owe a reimbursement fee to Regional under certain circumstances;
•
if the merger agreement is terminated and we seek another business combination, we may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the merger agreement;
•
time and resources, financial and other, committed by us and our management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•
we may experience negative reactions from the financial markets or from our customers, suppliers, regulators or employees;
•
we will be required to pay our costs relating to the merger, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the merger is completed, subject to the reimbursement fee;
•
we are subject to restrictions on the conduct of our business prior to the effective time of the merger, as set forth in the merger agreement, which may prevent us from making certain acquisitions or taking other actions during the pendency of the merger; and
•
reputational harm due to the adverse perception of any failure to successfully complete the merger.

In addition, if the merger is not completed, we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement. Any of these risks could materially and adversely impact our respective financial condition, financial results and stock price.

The merger agreement contains provisions that limit our ability to pursue alternatives to the merger, could discourage a potential acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a reimbursement fee to Regional.

The merger agreement contains provisions that make it more difficult for us to engage in any alternative transaction with a third party. The merger agreement contains certain provisions that restrict the our ability to, among other things, solicit or knowingly induce (including by providing any material non-public information concerning us to any person or group for the purpose of facilitating any proposals or offers relating to any SunLink acquisition proposal) or knowingly assist any proposal or offer that constitutes or would reasonably be expected to lead to a SunLink acquisition proposal or engage in any negotiations with respect thereto.

In some circumstances, upon termination of the merger agreement, we would be required to reimburse Regional for all reasonable out-of-pocket fees and expenses incurred or paid by Regional in connection with the negotiation of the merger agreement and the consummation of any of the transactions contemplated by the merger agreement in an amount not to exceed $250,000.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of SunLink or pursuing an alternative company transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the merger or would result in greater value to the SunLink shareholders relative to the terms and conditions of the merger agreement. In particular, the reimbursement fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to the SunLink shareholders than it might otherwise have proposed to pay absent such a fee.

The support and lock-up agreements could discourage a third party from pursuing an alternative transaction involving us.

In connection with the transactions contemplated by the merger agreement, on January 3, 2025, the directors and executive officers of Regional (collectively, the “Supporting Regional Shareholders”) entered into a support and lock-up agreement with Regional and SunLink (the “Regional support and lock-up agreement”), pursuant to which the Supporting Regional Shareholders agreed to vote, at a special meeting of Regional shareholders to be held in connection with the proposed merger, shares of Regional common stock owned by them (i) in favor of the adoption of the merger agreement and transactions contemplated thereby, including the merger, (ii) in any other circumstances upon which a resolution or other approval is required under the organizational documents of Regional or otherwise sought with respect to the merger agreement or the transactions contemplated thereby, including the merger, in each case, to the extent necessary to consummate the transactions contemplated thereby, to vote, consent or approve, (iii) against and withhold consent with respect to any merger, purchase of all or substantially all of Regional’s assets or other business combination transaction (other than the merger agreement and transactions contemplated thereby, including the merger), and (iv) against any proposal, action or agreement that would reasonably be expected to (A) impede, frustrate, prevent or nullify any provision of the Regional support and lock-up agreement, the merger agreement, the merger or the other transactions contemplated thereby, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Regional under the merger agreement, (C) result in any of the conditions set forth in Article VI of the merger agreement not being fulfilled or (D) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Regional (provided, however, that the foregoing shall not apply to the establishment by Regional of the Regional Series D Preferred Stock or the issuance of the merger consideration).

In addition, on January 3, 2025, in connection with the transactions contemplated by the merger agreement, certain directors and executive officers of SunLink (the “Supporting SunLink Shareholders”) entered into a support and lock-up agreement with Regional and SunLink (the “SunLink support and lock-up agreement”), pursuant to which the Supporting SunLink Shareholders agreed to vote, at the SunLink special meeting, shares of SunLink common stock owned by them (i) in favor of the adoption of the merger agreement and transactions contemplated thereby, including the merger, (ii) in any other circumstances upon which a resolution or other approval is required under the organizational documents of SunLink or otherwise sought with respect to the merger agreement or the transactions contemplated thereby, including the merger, in each case, to the extent necessary to consummate the transactions contemplated thereby, to vote, consent or approve, (iii) against and withhold consent with respect to any merger, purchase of all or substantially all of SunLink’s assets or other business combination transaction (other than the merger agreement and transactions contemplated thereby, including the merger), and (iv) against any proposal, action or agreement that would reasonably be expected to (A) impede, frustrate, prevent or nullify any provision of the Regional support and lock-up agreement, the merger agreement, the merger or the other transactions contemplated thereby, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of SunLink under the merger agreement, (C) result in any of the conditions set forth in Article VI of the merger agreement not being fulfilled or (D) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, SunLink.

The existence of the support and lock-up agreements could discourage a third party from pursuing an alternative transaction involving us.

Each party is subject to contractual restrictions while the merger is pending, which could adversely affect each party’s business and operations.

Under the terms of the merger agreement, SunLink is subject to certain restrictions on the conduct of its business prior to the effective time of the merger which may adversely affect its and its subsidiaries’ ability to execute certain of its business strategies, maintain business relationships, or manage risks associated with its business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to acquire or dispose of assets, incur indebtedness, undertake capital expenditures, engage with regulators or settle actual or potential claims. Such limitations could adversely affect SunLink prior to the effective time or the merger.

Under the terms of the merger agreement, Regional is subject to certain restrictions on the conduct of its business prior to the effective time of the merger which may adversely affect its and its subsidiaries’ ability to execute certain of its business strategies, maintain business relationships, or manage risks associated with its business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to acquire or dispose of assets, incur indebtedness, undertake capital expenditures, engage with regulators or settle actual or potential claims. Such limitations could adversely affect Regional prior to the effective time of the merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.

The announcement and pendency of the merger could divert the attention of management and cause disruptions in the businesses of Regional and SunLink, which could have an adverse effect on the business and financial results of both Regional and SunLink.

Management of both Regional and SunLink may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the merger. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the merger. These factors could adversely affect the financial position or results of operations of Regional and SunLink, regardless of whether the merger is completed.

Regional and SunLink will incur direct and indirect costs as a result of the merger.

Regional and SunLink will incur substantial expenses in connection with and as a result of completing the merger, including advisory, legal and other transaction costs, and, following the completion of the merger, Regional expects to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the merger is completed. Factors beyond SunLink’s and Regional’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Management of Regional and SunLink continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the merger. Although Regional and SunLink expect that the realization of benefits related to the merger will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

Litigation that may be filed against Regional, SunLink, the members of Regional’s board of directors, the members of SunLink’s board of directors or the officers of Regional or SunLink could result in substantial costs and could adversely affect Regional’s and SunLink’s ability to complete the merger on a timely basis or at all.

Shareholders of Regional and/or SunLink may file lawsuits against Regional, SunLink and/or the directors or officers of either company in connection with the merger. One of the conditions to the closing is no governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any order or law which is in effect and which has the effect of making the merger illegal or otherwise prohibiting consummation of the merger or imposing, individually or in the aggregate, a burdensome condition. If any plaintiff were successful in obtaining an injunction prohibiting the completion of the merger, then such injunction may delay or prevent the consummation of the merger and could result in significant costs to Regional and/or SunLink, including any cost associated with the indemnification of directors and officers of each company. Regional and SunLink may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of Regional and SunLink and could prevent or delay the completion of the merger.

Sales of Regional common stock and Regional Series D Preferred Stock after the completion of the merger may cause the market price of such shares to fall.

Based on the number of shares of SunLink common stock outstanding as of the date of filing of this Quarterly Report on Form 10-Q, and assuming no exercise by SunLink shareholders of any appraisal rights, and assuming no adjustments for any Cash Surplus (as defined in the merger agreement), as may be adjusted for any Regional Debt Distress (as defined in the merger agreement), and assuming no anti-dilution adjustments as contemplated by the merger agreement, we expect Regional to issue approximately 1,595,401 shares of Regional common stock and 1,408,121 shares of Regional Series D Preferred Stock to SunLink shareholders pursuant to the merger and 100,000 shares of Regional common stock to Mr. Robert Thornton pursuant to an employment agreement to be entered into between Mr. Thornton and Regional at the closing of the merger. The Regional Series D Preferred Stock is convertible at any time into Regional common stock at an initial exchange ratio of 1.1330 share of Regional common stock for every three shares of Regional Series D Preferred Stock, which ratio is subject to adjustment as set forth in the Articles of Amendment of Regional which will establish the Regional Series D Preferred Stock. The form of the Articles of Amendment is Annex E to the merger agreement.

The actual number of shares of Regional common stock to be issued and reserved for issuance pursuant to the merger will be determined at completion of the merger based on the exchange ratio for the merger, the conversion ratio of the Regional Series D Preferred Stock, the number of shares of SunLink common stock outstanding at that time, and the number of additional shares of Regional Series D Preferred Stock issued, if any, as a result of any Cash Surplus, as such may be adjusted for any Regional Debt Distress.

Many former SunLink shareholders may decide not to hold the shares of Regional common stock and Regional Series D Preferred Stock they will receive in the merger. Such sales of Regional common stock and Regional Series D Preferred Stock could have the effect of depressing the market price for such shares, and may take place promptly following the merger.

SunLink shareholders likely have dissenters’ rights in the merger.

If the merger agreement is adopted by SunLink shareholders, SunLink shareholders who do not vote in favor of the approval of the merger agreement and who properly demand payment of fair cash value of their shares of common stock are expected to be entitled to dissenters’ rights in connection with the merger under Title 14, Chapter 2, Article 13 of the Georgia Business Corporation Code (the “GBCC”). In addition, SunLink’s obligation to consummate the merger is subject to the condition that the holders of not more than 2,000,000 shares of SunLink common stock (excluding directors and officers of SunLink and its subsidiaries) who are entitled to, have properly exercised, and not withdrawn or waived, dissenters’ rights with respect to their SunLink common stock in accordance with the GBCC prior to the effective date of the merger. Neither SunLink nor Regional can predict the number of SunLink shareholders who will seek payment of fair cash value of their shares.

Risks Related to Regional and the Combined Company after Completion of the Merger

Regional may fail to realize all of the anticipated benefits of the merger or those benefits may take longer to realize than expected.

The full benefits of the merger may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the merger could cause dilution to the earnings per share of Regional, decrease or delay the expected accretive effect of the merger, and negatively impact the price of Regional common stock and other securities. In addition, there may be liabilities that Regional underestimated or did not discover in the course of performing its due diligence investigation of SunLink.

There is a risk that the businesses of Regional and SunLink will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, including the risk that Regional is unable to successfully integrate the pharmacy business of SunLink’s pharmacy subsidiaries.

SunLink shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over the policies of Regional following the merger than they now have on the policies of SunLink.

Immediately following completion of the merger, former SunLink shareholders will have a reduced ownership and voting interest in Regional than they currently have in SunLink. Consequently, SunLink shareholders, as a general matter, will have less influence over the management and policies of Regional after the effective time of the merger than they currently exercise over the management and policies of SunLink.

Regional common stock and Regional Series A preferred stock are currently suspended from trading on the NYSE American.

As of the date the Preliminary Joint Proxy Statement/Prospectus was filed by Regional with the SEC, shares of Regional common stock and Regional Series A preferred stock were listed on NYSE American under the symbols

“RHE” and “RHE-PA,” respectively. However, the shares of Regional common stock and Regional Series A preferred stock have been suspended from trading on the NYSE American and trade on OTCQB under the symbols “RHEP” and “RHEPA,” respectively.

Under the merger agreement, it is a condition to the obligations of both Regional and SunLink to close the merger that the shares of Regional common stock and Regional Series D Preferred Stock issuable pursuant to the merger shall have either (i) been authorized for trading on the OTC markets upon official notice of issuance or (ii) have been authorized for listing on the NYSE American upon official notice of issuance. In addition, under the merger agreement, Regional has agreed to use reasonable best efforts to cause the Regional common stock to be issued in the merger to be approved for (i) trading on the OTC prior to the merger becoming effective, subject to official notice of issuance, and thereafter (ii) for listing on NYSE American until the listing is achieved. Regional also agreed to use reasonable best efforts to cause the Regional Series D Preferred Stock to be issued in the merger to be approved for trading on the OTC within sixty days after the merger becoming effective, subject to official notice of issuance.

We cannot assure you that Regional will be able to meet all initial listing requirements of the NYSE American. Even if the Regional common stock is listed on the NYSE American, Regional may be unable to maintain the listing of the Regional common stock on the NYSE American in the future if Regional cannot remain in compliance with the continued listing standards.

If Regional fails to meet the listing requirements and the NYSE American does not list the Regional common stock on the exchange, Regional could face significant material adverse consequences, including:

•
a limited availability of market quotations for the Regional common stock;
•
reduced liquidity for the Regional common stock;
•
a determination that the Regional common stock is a “penny stock” which will require brokers trading in the Regional common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Regional common stock;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the Regional common stock securities are not listed on the NYSE American and remain on the OTC, such securities would not qualify as covered securities and Regional we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

There is currently no public market for the Regional Series D Preferred Stock to be received in the merger.

We cannot assure you that an active trading market for the Regional Series D Preferred Stock will develop after the merger or, if one develops, that it will be sustained. In the absence of a public market, you may be unable to liquidate an investment in the Regional Series D Preferred Stock. Because the Regional Series D Preferred Stock would be newly issued when the merger is completed, an active trading market for the newly issued Regional Series D Preferred Stock would not have developed prior to the issuance of such shares. Consequently, the initial trading price of Regional Series D Preferred Stock, if any, will be determined by the market and no assurance can be given as to whether these shares will trade at or above the liquidation price. The initial trading price, if any, of Regional Series D Preferred Stock will not necessarily bear any relationship to Regional assets or financial condition or any other established criteria of value.

Even if an active trading market develops for Regional Series D Preferred Stock after the effective time, the trading volume of such stock may fluctuate and cause significant price variations to occur after the effective time.

The market prices of Regional common stock or Regional Series D Preferred Stock may decline as a result of the merger.

The market prices of Regional common stock or Regional Series D Preferred Stock may decline as a result of the merger if, among other things, the costs of the merger are greater than expected, Regional does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or the effect of the merger on Regional’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. Any of these events may make it more difficult for Regional to sell equity or equity-related securities and have an adverse impact on the prices of Regional common stock or Regional Series D Preferred Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, there were no material changes to the procedures by which SunLink’s security holders may recommend nominees to SunLink’s board of directors,

During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(c).

ITEM 6. EXHIBITS

Exhibits:

2.1

Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of January 3, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 10, 2025).

2.2

Amended and Restated Agreement and Plan of Merger, by and between Regional Health Properties, Inc. and SunLink Health Systems, Inc., dated as of April 14, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 18, 2025).

3.3

Articles of Incorporation of SunLink Health Systems, Inc. (incorporated by reference to: (i) Exhibit A to Annex A of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2023)

3.4

Bylaws of SunLink Health Systems, Inc. (incorporated by reference to Exhibit B to Annex A of the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on September 27, 2023)

10.1

Regional Support and Lock-Up Agreement, by and among Regional Health Properties, Inc., SunLink Health Systems, Inc. and the directors and executive officers of Regional Health Properties, Inc., dated as of January 3, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2025).

10.2

SunLink Support and Lock-Up Agreement, by and among Regional Health Properties, Inc., SunLink Health Systems, Inc. and certain directors and executive officers of SunLink Health Systems, Inc., dated as of January 3, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 10, 2025).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2025, formatted in iXBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and June 30, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three and nine months ended March 31, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2025 and 2024 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Dated: May 13, 2025